Form 10QSB
period 1998-12-31
AGEMARK CORP
filed 1999-05-14
CIK 1077641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                       ---------------------------------

                                   FORM 10-QSB

       (Mark One)

            [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended December 31, 1998
                                                       -----------------

            [   ]         TRANSITION REPORT PURSUANT TO SECTION 13
                      OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________________  to ____________

                             Commission File Number
                                   000-25313

                              AGEMARK CORPORATION
       (Exact name of small business issuer as specified in its charter)


                          NEVADA                          94-32701689
             (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)             Identification No.)


                2614 Telegraph Avenue, Berkeley, California 94704
               (Address of principal executive offices) (Zip Code)

         Issuer's telephone number, including area code: (510) 548-6600


                     ---------------------------------


     Check  whether  the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____.
            ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court.  Yes   X    No ____
                                                                  ---
                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on May 14, 1999, was 1,000,000.

     Transitional Small Business Disclosure Format (check one):  Yes ____  No X
                                                                             ---

                                TABLE OF CONTENTS


                                                                         Page
                                                                         ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.........................................     2

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................     8


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.............................    10


SIGNATURES   ..........................................................    11

EXHIBIT INDEX..........................................................    12

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements
                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                December 31, 1998

                        (In thousands except share data)

                                   (Unaudited)

                                   A S S E T S

Cash and cash equivalents                                     $              891
Property and equipment, net                                               21,502
Deferred tax assets                                                          445
Loan costs                                                                   126
Other assets                                                                 273
                                                               -----------------

             Total assets                                     $           23,237
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued liabilities                  $            2,378
    Notes payable                                                         15,060
                                                               -----------------

             Total liabilities                                $           17,438
                                                               -----------------

STOCKHOLDERS' EQUITY
    Common stock, stated value $.001, 20,000,000 shares
     authorized, 1,000,000 shares issued and outstanding      $                1
    Additional paid in capital                                             5,856
    Accumulated deficit                                                     (58)
                                                               -----------------

             Total stockholders' equity                       $            5,799
                                                               -----------------



             Total liabilities and stockholders' equity       $           23,237
                                                               =================

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                             STATEMENT OF OPERATIONS

                      Three Months ended December 31, 1998

                        (In thousands except share data)

                                   (Unaudited)

Revenue
     Property gross revenue                                      $         2,372
     Other income                                                             19
                                                                  --------------

              Total revenue                                      $         2,391
                                                                  --------------


Expenses
     Property operating expenses                                 $         2,004
     Administrative and overhead expenses                                    179
     Interest expense                                                        233
     Depreciation                                                            153
                                                                  --------------

              Total expenses                                     $         2,568
                                                                  --------------


              Net loss                                           $         (177)
                                                                  ==============


              Basic loss per common share                        $
                                                                          (0.18)
                                                                  ==============

                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                      Three Months Ended December 31, 1998

                                 (In thousands)

                                   (Unaudited)


                                                                          Additional          Retained
                                                         Common            Paid-In            Earnings
                                                          Stock             Capital           (Deficit)            Total
                                                          -----             -------           ---------            -----

Balance, September 30, 1998                         $            1     $        5,856     $          119     $        5,976



Net loss                                                                                           (177)               (177)

                                                      -------------      -------------      -------------      -------------



Balance, December 31, 1998                          $            1     $        5,856     $         (58)     $        5,799
                                                      =============      =============      =============      =============


                               AGEMARK CORPORATION

                             STATEMENT OF CASH FLOWS

                      Three Months Ended December 31, 1998

                                 (In thousands)

                                   (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                                     $        (177)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation                                                                                                         153
       Change in assets and liabilities:
          Decrease in other assets                                                                                           95
          Increase in accounts payable and accrued liabilities                                                              135
                                                                                                                   -------------

            Net cash provided by operating activities                                                            $          206
                                                                                                                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                                                          $        (156)
                                                                                                                   -------------

            Net cash used in investing activities                                                                $        (156)
                                                                                                                   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable                                                                          $        (512)
    New loan costs paid                                                                                                   (116)
                                                                                                                   -------------

            Net cash used in financing activities                                                                $        (628)
                                                                                                                   -------------

            Net decrease in cash and cash equivalents                                                            $        (578)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                                              1,469
                                                                                                                   -------------

            Cash and cash equivalents, end of period                                                             $          891
                                                                                                                   =============

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest                                                                                                  $          139
                                                                                                                   =============
                                                                                                                   =============
       Taxes                                                                                                     $            0
                                                                                                                   =============



See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1.   Basis of Presentation

          The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

          These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-SB for the year ended September 30, 1998. The Company follows the same accounting policies in preparation of interim reports.

Note 2.   Transactions With Affiliates

          The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. EMI is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 4.5% of gross income paid monthly. For the three months ended December 31, 1998, management fees of $106,757 are included in the property operating expenses on the statement of operations for services provided by EMI. At December 31, 1998, accounts payable includes $36,495 owed by the Company to EMI.

          For the three months ended December 31, 1998, the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease will automatically renew unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

                               AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



Note 3.   Subsequent Event

          In December, 1998 the stockholders approved the adoption of the 1997 Employee Stock Incentive Plan, a stock option plan for certain employees and directors. The total number of shares that may be issued upon the exercise of options under this plan is 250,000. Also under this plan, no participant may be granted more than 100,000 shares and no awards may be granted after November 21, 2007.

          Effective January 1, 1999, options to purchase up to a total of 187,666 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers and directors of the Company. The options will vest as follows:

                                    Exercise                 Date
                  Share             Price                    Fully
                 Granted            Per Share                Vested
                 -------            ---------                ------

                 166,666            $1.10               July 1, 1999
                   1,000             1.00               January 1, 2000
                  20,000             1.00               January 1, 2000

          Effective April 1, 1999, options to purchase up to a total of 42,750 shares of common stock were granted at an exercise price of $1.00 per share to other employees of the Company. These options vest 50% on issuance with the balance vesting over two years. The date on which they become fully vested is April 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this Quarterly Report on Form 10-QSB concerning the adequacy of the Company's capital resources and ability to obtain new sources of capital; and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matter are "forward looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors that would cause actual results to differ materially from those stated in such statements, including those set forth under the caption "Factors That May Affect Results" in the description of the Company's business in the Company's Registration Statement on Form 10-SB.

Results of Operations for the Three Months Ended December 31, 1998

     The Company lost $177,000 for the three months ended December 31, 1998. The Company was not in operation during the same period in 1997. Property gross revenue was $2,372,000 for the three months versus property operating expenses of $2,004,000 for net income from property operations of $368,000; after interest costs of $233,000 and depreciation expense of $153,000 the properties lost $18,000. Administrative and overhead expenses totaled $179,000, including personnel related costs of $121,000, legal and accounting of $23,000, occupancy costs of $7,000 and other administrative costs of $28,000. Other income of $19,000 consists of $12,000 of interest income on the Company's reserves, $5,000 from the settlement of prepetition liabilities for less than their assumed value and $2,000 of miscellaneous income.

Liquidity and Capital Resources

     Net cash provided by operating activities for the three months ended December 31, 1998 was $206,000. The Company was not in operation during the same period in 1997. Funds were primarily provided by depreciation and the increase in accounts payable and accrued liabilities, principally accrued interest. The terms of the Company's long term debt provide for interest to accrue if computed cash flow is not sufficient to pay it currently.

     The Company's investing activities for the three months ended December 31, 1998 used $156,000 which was used to improve the Company's properties. Capital expenditures were primarily concentrated on the Company's property in Beatrice, NE where $120,000 was spent during the quarter.

     The Company's financing activities used $628,000 during the three months ended December 31, 1998. Principal payments of $508,000 and $3,000 were made on the Company's Superfirst and other notes payable. In addition, in an effort to refinance the Company's long-term debt, $116,000 was paid for services related to obtaining replacement financing. A portion of this amount was refunded to the Company subsequent to the close of the quarter.

     Cash and cash equivalents at December 31, 1998 totaled $891,000, down $578,000 from September 30, 1998. The principal cause of this decrease was the one-time payment of $508,000 on the Company's Superfirst note payable. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that new sources of capital, such as the refinancing of its portfolio of properties, will be necessary to meet its long-term cash requirements as presently contemplated.

Year 2000 Disclosure

     "Year 2000 issues" relate to the result of computer programs having been written using two digits rather than four to define the applicable year. Computer programs and electronic devices that utilize date-sensitive software or information may recognize a date using the "00" as the year 1900 rather than as the year 2000. This recognition could result in a system failure or miscalculations causing disruptions of operations or the inability of suppliers of material goods or services to continue supporting the Company's operations.

     The Company has not assessed its readiness in regard to Year 2000 issues. During the current fiscal year the Company will embark upon and complete an assessment of its hardware and software utilized for accounting and billing purposes to assure that it is Year 2000 compliant. In addition, the Company will obtain certificates of Year 2000 compliance from all vendors of material supplies and services as well as vendors of certain emergency call systems utilized in the company's facilities. Contingency plans will be developed and executed with respect to vendors who will not be Year 2000 ready in a timely manner where such lack of readiness is expected to have a material adverse impact on the Company's operations. However, because the Company cannot be certain that its vendors will be able to supply material goods and services without material interruption, and because the Company cannot be certain that execution of its contingency plans will be capable of implementation or result in a continuous and adequate supply of such goods and services, the Company cannot give assurance that these matters will not have a material adverse effect on the Company's future financial position, results of operations or cash flows.

     As these assessments and initiatives are not as yet completed, the Company cannot say whether the cost of replacing noncompliant hardware, software and systems will have a material adverse effect upon the Company's future operations or prospects. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance, and expects to have such plans completed in mid-1999. As part of the development of a contingency plan, the Company will evaluate its worst case scenario in the event of Year 2000 noncompliance. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Year 2000 compliant would result in the interruption of the Company's business, which could have a material adverse effect on the Company's business, financial position and results of operations.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits.
              --------

              Exhibit No.             Description
              -----------             ------------------------

                  27                  Financial Data Schedule


     (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AGEMARK CORPORATION



May 13, 1999                                /s/ RICHARD J. WESTIN
                                        ------------------------------
                                              Richard J. Westin,
                                            Chief Executive Officer



May 13, 1999                                  /s/ JAMES P. TOLLEY
                                        ------------------------------
                                                James P. Tolley,
                                          Chief Financial Officer and
                                           Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION


Exhibit No.                         Exhibit Description
-----------                         -------------------

    27                              Financial Data Schedule