Form 10QSB
period 1999-03-31
AGEMARK CORP
filed 1999-05-17
CIK 1077641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                        _______________________________

                                   FORM 10-QSB

         (Mark One)

           [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999
                                                 --------------

           [   ]           TRANSITION REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________________ to _____________

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

                        _______________________________


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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court.  Yes X   No ___
                                                   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on May 17, 1999, was 1,000,000.

     Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                   -----------------------------

                                TABLE OF CONTENTS


                                                                     Page
                                                                     ----

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.....................................    2

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................    8


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.........................   11


SIGNATURES   ......................................................   12

EXHIBIT INDEX......................................................   13

                                     PART I

                             FINANCIAL INFORMATION

Item 1.  Financial Statements

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                 March 31, 1999

                        (In thousands except share data)

                                   (Unaudited)

                                  A S S E T S

Cash and cash equivalents                                       $        758
Property and equipment, net                                           21,375
Deferred tax assets                                                      445
Loan costs                                                                61
Other assets                                                             259
                                                                 -----------

             Total assets                                       $     22,898
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued liabilities                    $      2,188
    Notes payable                                                     15,043
                                                                 -----------

             Total liabilities                                  $     17,231
                                                                 -----------

STOCKHOLDERS' EQUITY
    Common stock, stated value $.001, 20,000,000 shares         $          1
     authorized, 1,000,000 shares issued and outstanding               5,856
    Additional paid in capital                                         (190)
    Accumulated deficit                                          -----------

             Total stockholders' equity                         $      5,667
                                                                 -----------

             Total liabilities and stockholders' equity         $     22,898
                                                                 ===========

                See accompanying notes to financial statements.



                               AGEMARK CORPORATION

                             STATEMENT OF OPERATIONS

                        (In thousands except share data)

                                   (Unaudited)

                                                                      Three Months Ended           Six Months Ended
                                                                      March 31,                    March 31,
                                                                        1999            1998          1999           1998

Revenue
    Property gross revenue                                         $       2,441    $      306      $    4,813      $     306
    Other income                                                              23                            42

            Total revenue                                          $       2,464    $      306      $    4,855      $     306


Expenses
    Property operating expenses                                    $       1,983    $      245      $    3,987      $     245
    Administrative and overhead expenses                                     232                           411              -
    Interest expense                                                         226            77             459             77
    Depreciation                                                             154            32             307             32

            Total expenses                                         $       2,595    $      354      $    5,164      $     354

            Net loss                                               $       (131)    $     (48)      $    (309)      $     (48)

            Basic loss per common share                            $      (0.13)    $ (240.00)      $   (0.31)      $ (240.00)

            Fully diluted loss per common share                    $      (0.11)    $    (240)      $   (0.29)      $    (240)




                See accompanying notes to financial statements.



                              AGEMARK CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                        Six Months Ended March 31, 1999

                                 (In thousands)

                                  (Unaudited)

                                                                          Additional          Retained
                                                         Common            Paid-In            Earnings
                                                         Stock             Capital           (Deficit)            Total

Balance, September 30, 1998                           $          1       $     5,856       $       119       $      5,976


Net loss                                                                                          (309)             (309)
                                                       -----------        -----------       -----------       -----------

Balance, March 31, 1999                               $          1       $      5,856      $      (190)      $      5,667
                                                       ===========        ===========       ===========       ============

                See accompanying notes to financial statements.


                              AGEMARK CORPORATION

                            STATEMENT OF CASH FLOWS

                                 (In thousands)

                                  (Unaudited)


                                                                                                         Six Months Ended
                                                                                                     March 31,
                                                                                                        1999           1998


CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                     $       (309)      $    (48)

     Adjustments to reconcile net loss to net cash
       provided by operating activities:
         Depreciation                                                                                      307             32
         Change in assets and liabilities:
           Decrease (increase) in other assets                                                             109             (9)
           Increase (decrease)in accounts payable and accrued liabilities                                  (54)            10

              Net cash provided by (used in) operating activities                                 $         53       $    (15)


CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                                          $       (184)      $     (1)

              Net cash used in investing activities                                               $       (184)      $     (1)

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on notes payable                                                          $       (529)      $       -
     New loan costs paid                                                                                   (51)

              Net cash used in financing activities                                               $       (580)      $       0

              Net decrease in cash and cash equivalents                                           $       (711)      $     (16)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            1,469             26

              Cash and cash equivalents, end of period                                            $         758      $      10

SUPPLEMENTAL DISCLOSURES
     Cash payments for:
       Interest                                                                                   $         168      $       77
       Taxes                                                                                      $           0      $        0


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

          These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. These interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's registration statement on Form 10-SB for the year ended September 30, 1998. The Company follows the same accounting policies in preparation of interim reports. Results for any interim period are not necessarily indicative of results for any future interim period or for the entire fiscal year.

Note 2.   Transactions With Affiliates

          The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. EMI is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 4.5% of gross income paid monthly. For the three and six months ended March 30, 1999, management fees of $109,845 and $217,212, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI. At
          March 30, 1999, accounts payable includes $41,964 owed by the Company to EMI.

          For the three and six months ended March 30, 1999, the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 and $12,000, respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease will automatically renew unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

                              AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 3.   Stock Option Plan

          In December 1998 the stockholders approved the adoption of the 1997 Employee Stock Incentive Plan, a stock option plan for certain employees and directors. The total number of shares that may be issued upon the exercise of options under this plan is 250,000. Also under this plan, no participant may be granted more than 100,000 shares and no awards may be granted after November 21, 2007.

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

Results of Operations

Overview

     The Company commenced partial operations on January 1, 1998 with the acquisition of its first property located in Williston, North Dakota.
Over the course of the fiscal period which ended September 30, 1998, the remainder of the ten properties owned by the Company were acquired. Comparisons of results of operations for the three and six months ended March 31, 1999, representing the ownership and operation of ten properties, to the results of operations for the three months ended March 31, 1998, representing the results of operations for the Williston, North Dakota property alone, are not meaningful.

Three Months Ended March 31, 1999 Compared to the Three Months
Ended March 31, 1998

     Property gross revenue increased from $306,000 in the three months ended March 31, 1998 to $2,441,000 in the three months ended March 31, 1999 reflecting the increase in properties owned from one in 1998 to ten in 1999. Property operating expenses also increased in the 1999 period to $1,983,000 from $245,000 in the 1998 period. This increase was also attributable to increased number of properties owned. Administrative expenses increased from $-0- in 1998 to $232,000 in 1999 reflecting the increase in number of administrative personnel, and the full operation of the Company in 1999. Interest expense was $232,000 for the three months ended March 31, 1999 compared to $77,000 for the three months ended March 31, 1998 reflecting the greater number of property notes in 1999. Depreciation expense was $154,000 in 1999 compared to $32,000 in 1998 reflecting the greater number of properties owned in 1999.

Results of Operations for the Six Months Ended March 31, 1999

     The Company only operated three months during the six months ended March 31, 1998. Therefore, comparisons of the results of operations for the two periods are not meaningful.

     The Company lost $309,000 for the six months ended March 31, 1999.
Property gross revenue was $4,813,000 for the six months versus property operating expenses of $3,987,000 for net income from property operations of $826,000; after interest costs of $459,000 and depreciation expense of $307,000, the properties made $60,000. Administrative and overhead expenses totaled $411,000, including personnel related costs of $253,000, legal and accounting of $83,000, occupancy costs of $14,000 and other administrative costs of $61,000. Other income of $42,000 consists of $19,000 of interest income on the Company's reserves, $21,000 from the settlement of prepetition liabilities for less than their assumed value and $2,000 of miscellaneous income.

Liquidity and Capital Resources

     Net cash provided by operating activities for the six months ended
March 31, 1999 was $63,000. Funds were primarily provided by depreciation and the decrease in other assets. During the period accrued interest increased $143,000 but was substantially offset by the decrease in other accounts payable and accrued liabilities. The terms of the Company's long term debt provide for interest to accrue if computed cash flow is not sufficient to pay it currently.

     The Company's investing activities for the six months ended March 31, 1999 used $184,000 for improvements to the Company's properties. Capital expenditures were primarily concentrated on the Company's property in Beatrice, Nebraska, where $132,000 was spent during the period.

     The Company's financing activities used $580,000 during the six months ended March 31, 1999. Principal payments of $508,000 and $3,000 were made on the Company's Superfirst and other notes payable and $18,000 was paid on a tax note. In addition, in an effort to refinance the Company's long-term debt, $116,000 was paid for services and deposits related to obtaining replacement financing and $65,000 was refunded to the Company.

     Cash and cash equivalents at March 31, 1999 totaled $758,000, down $711,000 from September 30, 1998. The principal cause of this decrease was the one-time payment of $508,000 on the Company's Superfirst note payable. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that new sources of capital, such as the refinancing of its portfolio of properties, will be necessary to meet its long-term cash requirements as presently contemplated.

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

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits.
         --------

         Exhibit No.      Description
         -----------      --------------------

             11           Statement regarding Computation of Per Share Earnings
             27           Financial Data Schedule


     (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AGEMARK CORPORATION



May 14, 1999                                /s/ RICHARD J. WESTIN
                                       --------------------------------
                                             Richard J. Westin,
                                           Chief Executive Officer



May 14, 1999                                /s/ JAMES P. TOLLEY
                                       --------------------------------
                                                James P. Tolley,
                                         Chief Financial Officer and
                                           Chief Accounting Officer

                                 EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION


Exhibit No.             Exhibit Description
-----------             -------------------

    11                  Statement regarding Computation of Per Share Earnings
    27                  Financial Data Schedule