Form 10QSB
period 1999-06-30
AGEMARK CORP
filed 1999-08-16
CIK 1077641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                   FORM 10-QSB

         (Mark One)

                  [ X ] Quarterly Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended June 30, 1999
                                                 -------------

                  [ ] Transition Report Pursuant to Section 13
                 or 15(d) of the Securities Exchange Act of 1934

          For the transition period from _____________ to ____________

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

                                   ----------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X No    .
            ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court. Yes X No   .
                                               ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on June 30, 1999, was 1,000,000.

     Transitional Small Business Disclosure Format (check one):  Yes     No   X
                                                                    ---     ----

                                TABLE OF CONTENTS


                                                                            Page
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements...........................................       2

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations..........................................       8


PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K ..............................      11


SIGNATURES .............................................................      12

Exhibit Index ..........................................................      13

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                               AGEMARK CORPORATION

                                  BALANCE SHEET
                                  June 30, 1999
                        (In thousands except share data)
                                   (Unaudited)

ASSETS

Cash and cash equivalents                           $              854
Property and equipment, net                                     21,323
Deferred tax assets                                                445
Loan costs                                                          61
Other assets                                                       271
                                                      -----------------

                 Total assets                       $           22,954
                                                      =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued liabilities        $            2,318
    Notes payable                                               15,035
                                                      -----------------

                 Total liabilities                  $           17,353
                                                      -----------------

STOCKHOLDERS' EQUITY
    Common stock, stated value $.001, 20,000,000
     shares authorized, 1,000,000 shares issued
     and outstanding                                                 1
    Additional paid in capital                                   5,856
    Accumulated deficit                                          (256)
                                                      -----------------

        Total stockholders' equity                                5,601
                                                      -----------------

        Total liabilities and stockholders' equity   $           22,954
                                                      =================

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                             STATEMENT OF OPERATIONS

                        (In thousands except share data)
                                   (Unaudited)


                                                                         Three Months Ended          Nine Months Ended
                                                                              June 30,                   June 30,
                                                                    -------------------------------------------------------
                                                                       1999          1998          1999          1998
                                                                    -----------   ------------   ----------  --------------
Revenue
    Property gross revenue                                        $      2,454  $       1,202  $     7,267 $         1,508
    Other income                                                             6              -           48               -
                                                                    -----------   ------------   ----------  --------------

              Total revenue                                              2,460          1,202        7,315           1,508
                                                                    -----------   ------------   ----------  --------------


Expenses
    Property operating expenses                                          1,966          1,042        5,953           1,287
    Administrative and overhead expenses                                   196             88          607              88
    Interest expense                                                       210             95          669             172
    Depreciation                                                           154             85          461             117
                                                                    -----------   ------------   ----------  --------------

              Total expenses                                             2,526          1,310        7,690           1,664
                                                                    -----------   ------------   --------------------------

              Net loss                                            $       (66)  $       (108)  $     (375) $         (156)
                                                                    ===========   ============   ==========  ==============


              Basic loss per common share                         $     (0.07)  $    (540.00)  $    (0.38) $      (780.00)
                                                                    ===========   ============   ==========  ==============

              Fully diluted loss per common share                 $     (0.06)  $    (540.00)  $    (0.34) $      (780.00)
                                                                    ===========   ============   ==========  ==============

See accompanying notes to financial statements.

                                                 AGEMARK CORPORATION

                                         STATEMENT OF STOCKHOLDERS' EQUITY
                                          Nine Months Ended June 30, 1999

                                                  (In thousands)
                                                    (Unaudited)


                                                                      Additional          Retained
                                                     Common             Paid-In           Earnings
                                                      Stock             Capital           (Deficit)           Total


Balance, September 30, 1998                      $           1     $         5,856     $         119     $       5,976

Net loss                                                                                       (375)             (375)

                                                   ------------      --------------      ------------      ------------

Balance, March 31, 1999                          $           1     $         5,856     $       (256)     $       5,601
                                                   ============      ==============      ============      ============

See accompanying notes to financial statements.


                                                AGEMARK CORPORATION

                                              STATEMENT OF CASH FLOWS

                                                  (In thousands)

                                                    (Unaudited)


                                                                                                       Nine Months Ended
                                                                                                           June 30,
                                                                                                   --------------------------
                                                                                                      1999           1998
                                                                                                   ------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                                     $       (375)   $     (156)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation                                                                                        461           117
       Change in assets and liabilities:
         Decrease (increase) in other assets                                                                97            13
         Increase (decrease)in accounts payable and accrued liabilities                                     75            69
                                                                                                   ------------    ----------

                Net cash provided by (used in) operating activities                                        258            43
                                                                                                   ------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                                                  (286)          (56)
                                                                                                   ------------    ----------

                Net cash used in investing activities                                                    (286)          (56)
                                                                                                   ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash acquired in connection with issuance of common stock                                                            120
    Principal payments on notes payable                                                                  (536)             -
    New loan costs paid                                                                                   (51)
                                                                                                   ------------    ----------

                Net cash used in financing activities                                                    (587)           120
                                                                                                   ------------    ----------

                Net decrease in cash and cash equivalents                                                (615)           107

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                           1,469            26
                                                                                                   ------------    ----------

                Cash and cash equivalents, end of period                                         $         854   $       133
                                                                                                   ============    ==========

SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest                                                                                  $         467   $       154
                                                                                                   ============    ==========
       Taxes                                                                                                 0             0
                                                                                                   ============    ==========

See accompanying notes to financial statements.


                              AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

Note 1.  Basis of Presentation

     The interim financial statements included herein have been prepared by Agemark Corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 2.  Transactions With Affiliates

     The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. EMI is co-owned by Richard
     J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 4.5% of gross income paid monthly. For the three and nine months ended June 30, 1999, management fees of $110,431 and $327,013, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI. At June 30, 1999, accounts payable included $41,770 owed by the Company to EMI.

     For the three and nine months ended June 30, 1999, the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 and $18,000, respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease will automatically renew unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

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

     Effective January 1, 1999, options to purchase up to a total of 187,666 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers and directors of the Company. The options will vest as follows:

                               Exercise             Date
               Share           Price                Fully
               Granted         Per Share            Vested
               --------        ----------           -------

              166,666            $1.10              July 1, 1999
                1,000             1.00              January 1, 2000
               20,000             1.00              January 1, 2000

     Effective April 1, 1999, options to purchase up to a total of 42,750 shares of common stock were granted at an exercise price of $1.00 per share to other employees of the Company. These options vest 50% on issuance with the remainder vesting over two years. The date on which they become fully vested is April 1, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this Quarterly Report on Form 10-QSB concerning the Company's outlook or future economic performance; anticipated profitability, gross rentals, expenses or other financial items; and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matter are "forward looking statements" as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors that would cause actual results to differ materially from those stated in such statements, including those set forth under the caption "Factors That May Affect Results" in the description of the Company's business in the Company's Registration Statement on Form 10-SB.

Results of Operations

Overview

     The Company commenced partial operations on January 1, 1998 with the acquisition of its first property located in Williston, North Dakota. Over the course of the fiscal period that ended September 30, 1998, the remainder of the ten properties owned by the Company were acquired. On April 1, 1998 six additional properties were acquired including the Sedalia, Missouri property which was later sold. Comparisons of results of operations for the three and nine months ended June 30, 1999, representing the ownership and operation of ten properties, to the results of operations for the three months ended June 30, 1998, representing the results of operations for seven properties, are not meaningful.

Three Months Ended June 30, 1999 Compared to the Three Months Ended
June 30, 1998

     Property gross revenue increased from $1,202,000 in the three months ended June 30, 1998 to $2,454,000 in the three months ended June 30, 1999 reflecting the increase in properties owned from seven in 1998 to ten in 1999. Property operating expenses also increased in the 1999 period to $1,966,000 from $1,042,000 in the 1998 period. This increase was also attributable to increased number of properties owned. Administrative expenses increased from $88,000 in 1998 to $196,000 in 1999 reflecting the increase in number of administrative personnel, and the full operation of the Company in 1999. Interest expense was $210,000 for the three months ended June 30, 1999 compared to $95,000 for the three months ended June 30, 1998 reflecting larger amounts outstanding under property notes in 1999. Depreciation expense was $154,000 in 1999 compared to $85,000 in 1998 reflecting the greater number of properties owned in 1999.

Six Months Ended June 30, 1999 Compared to the Six Months Ended June 30, 1998

     The Company only operated six months during the nine months ended June 30, 1998. Therefore, comparisons of the results of operations for the two periods are not meaningful.

     The Company incurred a net loss of $375,000 for the nine months ended
June 30, 1999. Property gross revenue was $7,267,000 for the nine months versus property operating expenses of $5,953,000 for net income from property operations of $1,314,000; after interest costs of $669,000 and depreciation expense of $461,000 the properties made $184,000. Administrative and overhead expenses totaled $607,000, including personnel related costs of $376,000, legal and accounting of $125,000, occupancy costs of $21,000 and other administrative costs of $85,000. Other income of $48,000 consists of $25,000 of interest income on the Company's reserves, $21,000 from the settlement of prepetition liabilities for less than their assumed value and $2,000 of miscellaneous income.

Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months ended June 30, 1999 was $258,000. Funds were primarily provided by depreciation and the decrease in other assets. During the period accrued interest increased $203,000 but was substantially offset by the decrease in other accounts payable and accrued liabilities. The terms of the Company's long-term debt provide for interest to accrue if computed cash flow is not sufficient to pay it currently.

     The Company's investing activities for the nine months ended June 30, 1999 used $286,000 primarily for improvements to the Company's properties. Capital expenditures were primarily concentrated on the Company's property in Beatrice, Nebraska where $132,000 was spent during the period.

     The Company's financing activities used $587,000 during the nine months ended June 30, 1999. Principal payments of $508,000 and $3,000 were made on the Company's superfirst and other notes payable and $25,000 was paid on a tax notes. In addition, in an effort to refinance the Company's long-term debt, $116,000 was paid for services and deposits related to obtaining replacement financing and $65,000 was refunded to the Company.

     Cash and cash equivalents at June 30, 1999 totaled $854,000, down $615,000 from September 30, 1998. The principal cause of this decrease was the one-time payment of $508,000 on the Company's Superfirst note payable. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that new sources of capital, such as the refinancing of its portfolio of properties, will be necessary to meet its long-term cash requirements as presently contemplated.

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

     The Company has not completed its assessment of its readiness in regard to Year 2000 issues. During the last fiscal quarter the Company embarked upon a complete assessment of its hardware and software utilized for accounting and billing purposes to assure that it is Year 2000 compliant. In addition, the Company has begun to obtain certificates of Year 2000 compliance from all vendors of material supplies and services as well as vendors of certain emergency call systems utilized in the company's facilities. Contingency plans will be developed and executed with respect to vendors who will not be Year 2000 ready in a timely manner where such lack of readiness is expected to have a material adverse impact on the Company's operations. However, because the Company cannot be certain that its vendors will be able to supply material goods and services without material interruption, and because the Company cannot be certain that execution of its contingency plans will be capable of implementation or result in a continuous and adequate supply of such goods and services, the Company cannot give assurance that these matters will not have a material adverse effect on the Company's future financial position, results of operations or cash flows.

     As these assessments and initiatives are not as yet completed, the Company cannot say whether the cost of replacing noncompliant hardware, software and systems will have a material adverse effect upon the Company's future operations or prospects. The Company intends to develop and implement, if necessary, appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance, and expects to have such plans completed during the current fiscal year. As part of the development of a contingency plan, the Company will evaluate its worst-case scenario in the event of Year 2000 noncompliance. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Year 2000 compliant would result in the interruption of the Company's business, which could have a material adverse effect on the Company's business, financial position and results of operations.

                                    PART II

Item 6.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits.

              Exhibit No.          Description
              -----------          -----------

                 11                Statement regarding Computation of Per Share
                                   Earnings
                 27                Financial Data Schedule


     (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AGEMARK CORPORATION



August 11, 1999                            /s/ RICHARD J. WESTIN
                                    ----------------------------------------
                                              Richard J. Westin,
                                           Chief Executive Officer



August 11, 1999                            /s/ JAMES P. TOLLEY
                                    ----------------------------------------
                                              James P. Tolley,
                                        Chief Financial Officer and
                                          Chief Accounting Officer

                                 EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION


Exhibit No.    Exhibit Description

   11          Statement regarding Computation of Per Share Earnings
   27          Financial Data Schedule