Form 10KSB
period 1999-09-30
AGEMARK CORP
filed 1999-12-29
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 1999.
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the transition period from __________ to ___________

                           Commission file number 000-25313

                               AGEMARK CORPORATION
             (Exact name of registrant as specified in its charter)

                  Nevada                                    94-3270169
      (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

           2614 Telegraph Avenue
               Berkeley, CA                                    94704
           (Address of Principal                            (ZIP Code)
            Executive Offices)

                    Issuer's telephone number: (510) 548-6600

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year: $10,377,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $771,516; based on a per-share market value of $1.00 as determined by the Board of Directors of the issuer.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

     At December 20, 1999, there were 1,000,000 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                           Page

PART I........................................................................1
 Item 1.  DESCRIPTION OF BUSINESS.............................................1
 Item 2.  DESCRIPTION OF PROPERTY............................................12
 Item 3.  LEGAL PROCEEDINGS..................................................13
 Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13
PART II......................................................................13
 Item 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS............13
 Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........14
 Item 7.  FINANCIAL STATEMENTS...............................................19
 Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...............................................39
PART III.....................................................................39
 Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.......39
 Item 10. EXECUTIVE COMPENSATION.............................................40
 Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....41
 Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................42
 Item 13. FINANCIAL STATEMENTS AND EXHIBITS..................................43

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS.

General

     Agemark Corporation (the "Company") owns and operates assisted living residences, which offer a combination of housing and personalized services for senior citizens who can no longer live independently but who do not require the 24-hour medical care provided by a skilled nursing facility. The Company operates 10 properties located in non-urban, secondary markets in seven states. The Company's primary focus is on "private pay" residents, who generally pay for the Company's services from their own funds, with the help of other family members or through private insurance. The Company was incorporated in Nevada in April 1997 and commenced operations in January 1998 pursuant to the Plan of Reorganization discussed below.

Background and Formation of the Company; Plan of Reorganization

     Between 1987 and 1989, Westor Financial Group, Inc., now, Opus X Inc. ("Opus"), established Historic Housing for Seniors Limited Partnership, Historic Housing for Seniors II Limited Partnership, Historic Housing for Seniors III Limited Partnership (collectively, the "HHS Partnerships"), and Housing for Seniors Participating Mortgage Fund Limited Partnership ("PIF I" and, together with the HHS Partnerships, the "Partnerships"). The Partnerships were Delaware limited partnerships, the securities of which were registered under the Securities Exchange Act of 1934 (the "Exchange Act"). The HHS Partnerships owned a portfolio of real properties throughout the United States that were operated as housing facilities for senior citizens. PIF I, together with similar partnerships sponsored by Opus (collectively, the "PIF Partnerships"), made mortgage loans to the HHS Partnerships and owners of other such facilities. Opus served as general partner for each of the Partnerships. Evergreen Management, Inc. ("Evergreen"), a corporation owned by the principals of Opus, managed the operations of the housing facilities owned by the Partnerships pursuant to management agreements with those entities.

     The operating performance of the HHS Partnerships did not reach feasibility standards and pro forma expectations and by the early 1990s, due to a variety of factors, the HHS Partnerships were unable to meet the debt service demands of the PIF Partnerships. Factors that affected the businesses of the housing facilities owned by the HHS Partnerships included higher resident turnover than had been expected, slower rent up to full occupancy than anticipated, higher expenses than anticipated and changes in tenants' needs due to their deteriorating health. The decline in commercial and residential real estate and the nationwide economic downturn adversely affected each HHS Partnership's ability to lease its facilities in the time frame that was originally anticipated by feasibility studies conducted by third parties on behalf of the HHS Partnerships. Depressed home sales in many markets made it difficult for potential residents to sell their homes, which adversely affected their financial ability to be able to move into a senior citizen housing facility. An additional factor affecting adversely the overall occupancy rates and net income stream of the HHS Partnerships' housing facilities was a much higher than anticipated turnover rate due to the age and frailty of the residents and lower profit margins resulting from more intensive service required to retain the frail elderly tenants who moved in. As a result, occupancies and income available for debt service at the HHS Partnerships' facilities were below the level required to fund both the property operating expenses and full mortgage payments.

     In September 1993, the Partnerships filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In May 1994, the HHS Partnerships proposed a plan of reorganization that was never confirmed; the court-appointed liquidating trustee for the PIF Partnerships other than PIF I objected to the plan pending his further investigation of the operations of Opus, the HHS Partnerships and the PIF Partnerships. In January 1997, the Partnerships proposed a Second Amended Joint Plan of Reorganization (as amended and confirmed, the "Plan of Reorganization") that was supported by the liquidating trustee of the other PIF Partnerships. The Plan of Reorganization was confirmed by the United States Bankruptcy Court for the Northern District of California on April 29, 1997. The Plan of Reorganization was declared effective on September 30, 1998.

     In accordance with the Plan of Reorganization, the Company was incorporated under the laws of Nevada in April 1997. Some of the facilities owned by the HHS Partnerships were transferred to the Company pursuant to the Plan of Reorganization. According to a study conducted in connection with the formulation of and whose conclusions are included in the Plan of Reorganization, these facilities were deemed to have the strongest long-term potential for generating cash flow adequate to support ongoing debt or were needed to secure certain obligations arising from previous loans. Additionally, two affiliated limited partnerships of Opus, Dickinson Associates, L.P. and Williston Associates, L.P., contributed two facilities located in Dickinson, North Dakota and Williston, North Dakota, respectively, to the Company. Both Dickinson Associates, L.P. and Williston Associates, L.P. were owned by the individuals who now comprise the Company's senior management. In consideration for these facilities, and in satisfaction of certain claims, the Company issued shares of Common Stock to the Partnerships and the Opus-affiliated limited partnerships. The Partnerships were dissolved and their equity interests in the Company were distributed to their respective limited partners. The secured debt on the Company's facilities was also reduced and modified pursuant to the Plan of Reorganization. In addition, pursuant to the Plan of Reorganization, the Company entered into amended management agreements with Evergreen, providing for reduced fees compared to the agreements with the Partnerships. See Item 12--"Certain Relationships and Related Transactions" below. The Company also assumed all assets and liabilities of the Partnerships that were not otherwise disposed of pursuant to the Plan of Reorganization.

     The following table sets forth certain information with respect to the properties that were acquired by the Company pursuant to the Plan of Reorganization, including a breakdown of the assets and debt that were assumed by the Company in respect of each property.

     The following is a summary of the properties transferred to the Company and the adjustments made to historical values to arrive at values approved by the Bankruptcy Court pursuant to the Plan of Reorganization:

                                         (Amounts in thousands of dollars)

                                                                   Accumulated      Net Book        Write         Plan of
         Property                    Transferred     Historical    Depreciation      Value            Up           Reorg.
         Location                      From             Value        12/31/97       12/31/97       (Down)          Value
         --------                      ----             -----        --------       --------        ----           ------

         Beatrice, NE                  HHS I             $ 2,742          $ 888        $ 1,854      $ (618)        $ 1,236
         Cumberland, MD                HHS I               2,188            635          1,553        2,315          3,868
         Hastings, NE                  HHS I               3,211          1,120          2,091          198          2,289
         Chanute, KS                  HHS II               2,602            750          1,852        (901)            951
         Rock Island, IL              HHS II               4,345          1,212          3,133        (735)          2,398
         Fort Madison, IA             HHS III              3,460            781          2,679        (464)          2,215
         Manitowoc, WI                HHS III              3,642            693          2,949      (2,154)            795
         Port Huron, IL                PIF I               1,090              0          1,090           86          1,176
         Dickinson, ND                Private              1,380            380          1,000        1,273          2,273
         Williston, ND                Private              1,932            538          1,394        2,978          4,372
                                                     ------------  -------------  -------------   ----------   ------------
                                                        $ 26,592        $ 6,997       $ 19,595      $ 1,978       $ 21,573
                                                     ============  =============  =============   ==========   ============


     In connection with the transfers of the facilities, the Company also assumed various notes payable. The following is a summary of the notes payable assumed by the Company:

                        (Amounts in thousands of dollars)

     Carrying value of notes (including accrued
       interest) by the Partnerships                                $  24,186

     Less forgiveness of debt recognized by the Partnerships            8,595
                                                                   ----------


                   Notes payable assumed by the Company           $    15,591
                                                                   ==========


The Senior Care Industry

     The senior care industry is characterized by a wide range of living accommodations and health care services. For those who are able to live in a home setting, home health care and other limited services can be an appropriate alternative. Community housing or retirement centers, which are commonly referred to as independent living facilities, are also available to persons who need modest assistance, such as with meal preparation, housekeeping and laundry. Assisted living facilities are typically for those persons whose physical or cognitive frailties have reached a state where independent living accommodations can no longer provide the level of care required. These people do not need the continuous medical attention of a skilled nursing facility. Generally, assisted living facilities provide a combination of housing and 24-hour personal support services designed to assist seniors with activities of daily living ("ADLs"), which include bathing, eating, personal hygiene, grooming, ambulating and dressing. Certain assisted living facilities also offer higher levels of personal assistance for residents with Alzheimer's disease or other forms of dementia but always in a "residential," as compared with a "medical," setting. Skilled nursing facilities provide care in a comparatively institutional environment. Assisted living residences provide a "homelike" atmosphere. For example, the Company's facilities feature carpeted floors compared with the linoleum typically found in nursing home, and single-occupancy rooms. Additionally, assisted living residences operated by the Company encourage residents to bring their own, more familiar furniture, serve meals in dining rooms and provide a wide range of social programs including outings to shows, museums, movies and the like.

     The senior care industry, including assisted living, is highly fragmented and characterized by numerous providers whose services, experience and capital resources vary widely. The Company believes that the assisted living industry is evolving as the preferred alternative to meet the growing demand for a cost-effective setting for those seniors who cannot live independently due to physical or cognitive frailties, but who do not require the more intensive medical attention provided by a skilled nursing facility. According to the United States Bureau of the Census, approximately 45% of persons aged 85 years and older, approximately 24% of persons aged 80 to 84 and approximately 20% of persons aged 75 to 79 need assistance with ADLs.

     The Company believes that a number of factors will contribute to the continued growth of the assisted living industry, including:

     Cost Effectiveness. The Company believes that assisted living facilities provide a cost effective alternative to other types of facilities that may provide more care than many seniors need. Additionally, the Company also believes that the cost of assisted living services compares favorably with home health care, particularly when costs associated with housing, meals and personal care assistance are taken into consideration.

     Changing Income and Family Structures. The Company believes that the increased affluence of the current elderly population and changing family structures will feed the demand for assisted living and health care services. The Company believes that cumulative gains in stock prices and rising real estate values over the past few decades has contributed to increased affluence in the elderly population. Accordingly, the Company believes that the number of seniors who are able to afford high-quality senior residential services such as those offered by the Company will also increase. Additional factors affecting the demand for assisted senior living arrangements include the past decade's increase in the number of two-income households and rise in geographical separation of senior family members from their adult children caused by work-related moves. Many families that traditionally would have provided the care and services offered by the Company to senior family members are less able to do so now than in the past. The Company believes that assisted living facilities represent an attractive and independent environment for senior family members.

     Demographics. The target market for the Company's services are persons 75 years and older, one of the fastest growing segments of the United States population. According to the United States Bureau of the Census, the portion of the United States population aged 75 and older is expected to increase by approximately 29%, from approximately 13.0 million in 1990 to approximately 16.8 million by the year 2000. The number of persons aged 85 and older, as a segment of the United States population, is expected to increase by approximately 43%, from approximately 3.0 million in 1990 to over 4.3 million by the year 2000. The Company believes that increases in human life expectancy will result in increased demand for services similar to those provided by the Company.

Services

     The Company operates assisted living facilities in the following locations:
Rock Island, Illinois; Fort Madison, Iowa; Chanute, Kansas; Cumberland, Maryland; Port Huron, Michigan; Beatrice, Nebraska; Hastings, Nebraska; Dickinson, North Dakota; and Williston, North Dakota. Except for the facilities in North Dakota, which are modern buildings, the Company's facilities are located in historic, renovated hotels, most of which are on the National Register of Historic Places. The Company's facilities range in size from 50 units to 115 units. See Item 2--"Description of Property." In addition, the Company currently operates a property located in Manitowoc, Wisconsin as an apartment complex.

     Assisted Living Properties. The Company's current portfolio of properties is aimed at the middle to more affordable price range within the senior care market. The Company offers a range of assisted living care and services, which are available 24 hours per day at each of its assisted living facilities. The services offered by the Company include personal care, support and certain supplemental services. Personal care services include assistance with ADLs, such as ambulating, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications and confusion management. Support services include meal preparation, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services. Supplemental services, which are offered at an extra charge, include beauty and barber services, extra laundry services and non-routine care services. The rates for assisted living units at the Company's facilities range from approximately $1,000 to $2,400 per month, depending, among other things, on the size of the unit and the location of the community.

     Adult Day Care. The Company currently provides adult day care services at its Cumberland, Maryland property. The Company charges approximately $60 per day for its adult day care services. The Company believes that adult day care is a natural complement to its existing assisted living facilities because many of the Company's properties have large ballrooms or activity rooms which are underutilized. Adult day care services, because they are offered to senior citizens who do not reside in the Company's properties, have the potential to generate new residents for the Company's assisted living residences by introducing them to the Company.

Marketing and Sales

     The Company's marketing strategy is intended to create awareness of the Company and its services among potential residents and their family members and referral sources, such as physicians, clergy, local area agencies for the elderly, home health agencies and social workers. A central marketing staff person located at the Company's facility in Hastings, Nebraska coordinates the Company's overall strategies for promoting the Company throughout its markets and monitors the success of the Company's marketing efforts. Additionally, the Company has hired an outside marketing and public relations firm to develop marketing materials for the

Company as a whole and for each of the Company's facilities. The Company also relies on print advertising, yellow pages advertising, direct mail, signage and special events, such as grand openings for new facilities and community receptions.

Competition

     The health care industry is highly competitive and the Company believes that the assisted living business will become more competitive in the future. There are currently few regulatory and other barriers to entry in the assisted living industry. The Company faces competition for residents and for employees from numerous local, regional and national providers of facility-based assisted living and long-term care, including skilled nursing facilities, as well as medical rehabilitation and home health care providers. Many of the Company's present and potential competitors are significantly larger or have greater financial resources than those of the Company. Additionally, some of the Company's competitors operate on a not-for-profit basis or as charitable organizations. If the development of new assisted living facilities surpasses the demand for such facilities in particular markets, such markets could become saturated. Competition could limit the Company's ability to attract residents and patients and expand its business and could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company believes the primary competitive factors in the senior care industry are: reputation for, and commitment to, high quality care; quality of support services offered (such as home health care and food services); price of services; physical appearance and amenities associated with the facilities; and location. Because seniors tend to choose senior living facilities near their homes, the Company's principal competitors are other senior living and long-term care facilities in the same geographic areas as the Company's facilities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and nonprofessional employees and managers.

Government Regulation

     The assisted living industry is subject to extensive federal, state and local regulation. The various layers of governmental regulation affect the Company's business by controlling its growth, requiring licensure or certification of its facilities, regulating the use of its facilities and controlling reimbursement to the Company for services provided. Licensing, certification and other applicable governmental regulations vary from jurisdiction to jurisdiction and are revised periodically. It is not possible to predict the content or impact of future legislation and regulations affecting the assisted living industry.

     Assisted Living Facilities. The Company's assisted living facilities are subject to regulation by various state and local agencies. There are currently no federal laws or regulations specifically governing assisted living facilities. State requirements relating to the licensing and operation of assisted living facilities vary from state to state; however, most states regulate many aspects of a facility's operations, including physical plant requirements; resident rights; personnel training and education; requisite levels of resident independence; administration of medications; safety and evacuation plans; and the level and nature of services to be provided, including dietary and housekeeping. In most states, assisted living facilities must also comply with state and local building and fire codes and certain other licenses or certifications, such as a food service license, may be required. Assisted living facilities are subject to periodic survey by governmental agencies with licensing authority. In certain circumstances, failure to satisfy survey standards could result in a loss of licensure and closure of a facility.

     Because assisted living facilities historically have not been considered as traditional health care entities and government and private insurers have not reimbursed providers for assisted living services, these facilities have not been subject to the degree of regulation which governs nursing homes and other health care providers. As assisted living emerges as a cost-effective alternative to nursing facility care, assisted living facilities could become subject to more extensive regulation, particularly in the areas of licensure and reimbursement. The content of such regulations, the extent of any increased regulation and the impact of any such regulation on the Company cannot be predicted at this time and there can be no assurance that such regulations will not adversely affect the Company's business.

     The Company believes the structure and composition of government regulation of health care will continue to change and, as a result, it regularly monitors developments in the law. The Company expects to modify its agreements and operations from time to time as the business and regulatory environment changes. While the Company believes it will be able to structure all its agreements and operations in accordance with applicable law, there can be no assurance that its arrangements will not be successfully challenged.

     Americans with Disabilities Act. Under the Americans with Disabilities Act of 1990, all places of public accommodation are required to meet certain federal requirements related to access and use by disabled persons. A number of additional federal, state and local laws exist which also may require modifications to existing and planned properties to create access by disabled persons. While the Company believes that its properties are substantially in compliance with present requirements or are exempt therefrom, in part because of their historic value, if required changes involve a greater expenditure than anticipated or must be made on a more accelerated basis than anticipated, additional costs would be incurred by the Company. Further, legislation may impose additional burdens or restrictions with respect to access by disabled persons, the costs of compliance with which could be substantial.

     Environmental Regulation. The Company is subject to various federal, state and local environmental laws and regulations. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property's value and the aggregate assets of the owner or operator. The presence of these substances, or failure to remediate such contamination properly, may also affect adversely the owner's ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at the disposal site, may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

Employees

     As of November 15, 1999, the Company had approximately 302 employees, including 130 part-time employees. None of the Company's employees are currently represented by a union. The Company believes that it has a good relationship with its employees, in part because it provides them with annual cash bonuses, a stock option program, health care coverage and a 401(k) program.

Factors That May Affect Results

     The Company's business, financial condition and results of operations are subject to many risks, including those discussed under "--Competition" and "--Government Regulation" above and those set forth below.

     Limited Operating History. The Company was incorporated in 1997 and began operations in January 1998 and consequently has a limited operating history. Accordingly, there can be no assurance that the Company will not incur losses. Failure to achieve profitability could have a material adverse effect on the Company's business, results of operations and financial condition.

     Formation from Chapter 11 Proceedings. The Company was formed pursuant to the Plan of Reorganization, which became effective on September 30, 1998. The Company's experience with Chapter 11 reorganization may affect the Company's ability to negotiate favorable trade terms with vendors. The failure to obtain such favorable terms could have a material adverse effect on the Company's business, results of operations and financial condition.

     Need for Additional Capital. The Company's growth is subject to its ability to maintain or further increase revenues at existing facilities and the availability of capital. The Company has begun and continues to work with various sources of long-term financing to refinance existing loans in order to obtain financing with a longer term and obtain additional liquidity for future capital projects. In the opinion of management, the Company will have sufficient cash from operations for the Company's operating and capital expenditure needs for at least the next 12 months. There can be no assurance that the Company will be able to maintain or further increase revenues at current facilities or that sufficient capital will be available or, if available, that it will be available on terms that the Company considers reasonable. Further, owing to the age of the Company's historic properties, the Company's facilities may require greater upkeep and capital expenditures than more modern facilities. The Company's inability or failure to maintain or further increase such revenues or obtain such sufficient capital on favorable terms could have a material adverse effect on its business, results of operations and financial condition.

     Debt Obligations. As of September 30, 1999, there was an aggregate balance of approximately $14,775,000 outstanding on mortgages secured by certain of the Company's properties. See Item 2--"Description of Property." Virtually all of the Company's long-term debt will come due in two years, subject to an extension to as much as an additional three years upon the repayment of substantial amounts of principal, a portion of which has already been paid by the Company. Consequently, a significant portion of the Company's cash flow is expected to be devoted to debt service, and there is a risk that the Company will not be able to generate sufficient cash flow from operations to cover required debt payments. The Company has begun and continues to work with various sources of long-term financing to refinance the existing loans in order to obtain financing with a longer term, reduce the impact of debt financing on future cash flows, and obtain additional liquidity for future capital projects. If the Company were unable to generate sufficient cash flow from operations to cover required debt payments in the future, there can be no assurance that sufficient financing would be available to cover the insufficiency or, if available, that the financing would be on terms acceptable to the Company. In the absence of financing, the Company's ability to make scheduled principal and interest payments on its indebtedness would be adversely affected.

     Obtaining Residents and Maintaining Rental Rates. As of September 30, 1999, the senior citizen housing facilities owned and operated by the Company had a combined occupancy rate of approximately 81%. Occupancy may drop in these facilities primarily due to changes in the health of residents, increased competition from other providers of assisted living services that may give residents more choices with respect to the provision of such services, and changes in state regulations. Turnover among residents is affected by their health, and higher turnover can adversely affect the Company's results of operations. There can be no assurance that, at any time, any of the Company's facilities will be substantially occupied at assumed rents. In addition, full occupancy may be achievable only at rental rates below those assumed. The Company's operating expenses could be affected adversely by a variety of factors, including the level of services required to retain residents, which in turn is affected by the age and health of residents. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. In addition, the failure of the Company to generate sufficient revenue could result in an inability to make interest and principal payments on its indebtedness.

     General Real Estate Risks. The performance of the Company's senior citizen housing facilities is influenced by factors affecting real estate investments, including the general economic climate and local conditions, such as an oversupply of, or a reduction in demand for, assisted living residences. Other factors include the attractiveness of properties to residents, zoning, rent control, environmental quality regulations or other regulatory restrictions, competition from other forms of housing and the ability of the Company to provide adequate maintenance and insurance and to control operating costs, including maintenance, insurance premiums and real estate taxes. Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. Any failure by the Company to operate its senior citizen housing facilities effectively may have a material adverse effect on the Company's business, financial condition and results from operations.

     Liability and Insurance. Providing assisted living services involves an inherent risk of liability. Participants in the senior living and health care industry are subject to lawsuits alleging negligence or related legal theories, many of which may involve large claims and significant legal costs. The Company currently maintains liability insurance intended to cover claims in amounts and with such coverages and deductibles that it believes are adequate and in keeping with industry practice. However, claims in excess of the Company's insurance coverage or claims not covered by the Company's insurance (e.g., claims for punitive damages) may arise. A successful claim against the Company not covered by or in excess of the Company's insurance coverage could have a material adverse effect on the Company's business, results of operations and financial condition. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company's reputation and its ability to attract residents or expand its business. The Company's insurance policies generally must be renewed annually, and there can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all.

     Dependence on Key Personnel. The Company's operations have been significantly dependent on the contributions of management, and the loss of the services of the Company's senior officers--Messrs. Pittore, Tolley and Westin--could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has entered into employment agreements with each of its senior officers. See Item 10--"Executive Compensation--Employment Agreements." The Company's success also depends to a significant extent upon a number of other key employees of the Company, including the Company's Chief Operating Officer and National Marketing Director. The loss of the services of one or more of these key employees also could have a material adverse effect on the Company. The Company does not carry key person life insurance. In addition, the Company believes that its future success will depend in part upon its ability to attract and retain additional highly-skilled professional, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel that it requires for its business and planned growth.

     Labor Costs. The Company competes with various health care providers and other employers for limited qualified and skilled personnel in the markets that it serves. The Company expects that its labor costs will increase over time. Currently, none of the Company's employees is represented by a labor union. If employees of the Company were to unionize, the Company could incur labor costs higher than those of competitors with nonunion employees. The Company's business, results of operations and financial condition could be adversely affected if the Company is unable to control its labor costs.

     Conflicts of Interest. Certain of the Company's officers and directors may, by virtue of their investment in or involvement with entities providing services or office space to the Company have an actual or potential conflict of interest with the interests of the Company. See Item 12--"Certain Relationships and Related Transactions." From time to time, vendors may require personal guarantees from the executive officers of the Company and such personal guarantees may create a conflict of interest for such executive officer.

     No Public Market for the Common Stock. If shares of the Company's Common Stock are traded after their original issuance pursuant to the Plan of Reorganization, they are expected to trade at varying prices, depending upon the market for similar securities and other factors, including general economic conditions and the financial condition and performance of, and prospects for, the Company. The Plan of Reorganization provides that, as soon as practicable after the effective date of the Plan of Reorganization, the Company shall take the necessary steps to have the Company's Common Stock publicly traded. The Company's management is currently investigating "over-the-counter" quotation of the Company's Common Stock on the OTC Bulletin Board(R). However, there can be no assurance that the Company will be successful in its efforts to establish a public trading market for the Common Stock or that any market making activity with respect to the Common Stock will continue in the future, if and once initiated. See "--Risks of Low-Priced Stock; Possible Effect of `Penny Stock' Rules on Liquidity for the Company's Securities."

     Risks of Low-Priced Stock; Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities. As discussed above, the Company's management is currently investigating "over-the-counter" quotation of the Company's Common Stock on the OTC Bulletin Board(R). See "--No Public Market for the Common Stock." As such, the Company's securities may become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). Rule 15g-9 defines "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, none of which are currently met or are anticipated to be met by the Company in the foreseeable future. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission ("SEC") relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the broker-dealer's client and information on the limited market in penny stock. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of the Company's securities in the secondary market.

     There can be no assurance that the Company's securities will qualify for an exemption from the penny stock restrictions. In any event, even if the Company's securities become exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

     If the Company's securities are subject to the rules on penny stocks, the market liquidity for the Company's securities could be materially and adversely affected.

     Limitation on Payment of Dividends on Capital Stock. Since the Company's formation in April 1997, the Company has not paid any dividends on its common stock and does not anticipate doing so in the foreseeable future. Moreover, the Plan of Reorganization provides that the Company may not declare any dividends until certain indebtedness specified in the Plan of Reorganization is paid in full or otherwise satisfied. There can be no assurance that the Company will pay out any return on its common stock.

     Control by Officers, Directors and Affiliated Entities. The Company's executive officers, directors and certain entities affiliated with such directors beneficially own in the aggregate approximately 34.2% of the issued and outstanding shares of the Company's common stock. See Item 11--"Security Ownership of Certain Beneficial Owners and Management." Such stockholders may have sufficient voting power to control the outcome of matters (including the election of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) submitted to the stockholders for approval and may be deemed to have effective control over the affairs and management of the Company. This controlling interest in the Company may also have the effect of making certain transactions more difficult or impossible, absent the support of such stockholders. Such transactions could include a proxy contest, mergers involving the Company, tender offers and open market purchase programs involving the Company's common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for their shares of the Company's common stock.

     Anti-Takeover Provisions. Certain provisions of the Company's Bylaws and Nevada law could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company's Common Stock.

Item 2.  DESCRIPTION OF PROPERTY.

     The following table sets forth, as of September 30, 1999, certain information as to the facilities owned by the Company:



                                                                          No. of        Year Orig.        Year
Facility Location (Facility Name)                                          Beds            Built       Reopened(1)
---------------------------------------------------------------------  -------------  -------------  --------------

Rock Island, Illinois (The Fort Armstrong)                                  92             1926           1990
Fort Madison, Iowa (The Kensington)                                         75             1954           1988
Chanute, Kansas (The Tioga)                                                 55             1929           1990
Cumberland, Maryland (The Kensington Algonquin)                             86             1926           1989
Port Huron, Michigan (The Harrington Inn)                                   72             1896           1990
Beatrice, Nebraska (The Kensington Paddock)                                 64             1934           1989
Hastings, Nebraska (The Kensington)                                         80             1914           1988
Dickinson, North Dakota (The Evergreen Retirement Inn)                      78             1980           1990
Williston, North Dakota (The Kensington)                                    115            1983           1988
Manitowoc, Wisconsin (Hotel Manitowoc) (2)                                  50             1927           1993

---------------

(1) "Year Reopened" refers to the year in which the facility was reopened as an assisted living facility, after renovation of the historic property. The Company's facilities at Dickinson, North Dakota and Williston, North Dakota are not historic properties.
                                       12


(2) The Company's property in Manitowoc, Wisconsin is operated as an apartment complex.

     Except for the Company's facilities in Chanute, Kansas and Cumberland, Maryland, which are owned outright by the Company, each of the facilities listed in the table above is subject to a mortgage. See Item 6--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." As of September 30, 1999, there was an aggregate balance of $14,775,000 outstanding under the mortgages, with the amount owing on a property ranging from approximately $1,277,000 to $4,171,000.

     The Company has entered into an agreement with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, to jointly develop, build and operate an Alzheimer's facility in Cumberland, Maryland. The agreement provides, in part, for the Company to contribute land located adjacent to its Cumberland, Maryland facility upon which the Alzheimer's facility is being built. The Westin and Pittore entities will fund or guarantee financing of all costs to build, furnish and operate the facility. For its contribution of land, the Company will receive a 25% ownership interest and 25% of all net income and proceeds from the operation and sale of the facility.

     The Company currently maintains insurance on its properties in amounts and with such coverages and deductibles that it believes are adequate and in keeping with industry practice. The Company also believes that its properties are suitable for their use as assisted living facilities.

     The Company leases its headquarters in Berkeley, California from The Waterford Company, which is owned by members of Mr. Westin's family, for $24,000 per year and on terms and conditions that the Company's believes are at or more favorable than prevailing market rates. See Item 12--"Certain Relationships and Related Transactions."

Item 3.  LEGAL PROCEEDINGS.

     The Company was formed pursuant to the Plan of Reorganization, which was proposed by the Partnerships in January 1997 and confirmed by the bankruptcy court on September 30, 1998. See Item 1--"Business--Formation of the Company and Plan of Reorganization."

     From time to time, the Company is party to litigation arising out in the ordinary course of business. The Company believes that no pending legal proceeding will have a material adverse effect on the Company's business, financial condition or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.


                                     PART II

Item 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     There is currently no public trading market for the Company's Common Stock. As of December 21, 1999, there were 4,609 stockholders of record.

     The outstanding Common Stock of the Company issued pursuant to the Plan of Reorganization is freely tradable by reason of the exemption from registration provided by section 1145 of the Bankruptcy Code.

     The Plan of Reorganization prohibits the Company from declaring any dividends on its Common Stock until certain of the notes issued pursuant to the Plan of Reorganization are paid in full or otherwise satisfied. Since the Company's formation in April 1997, the Company has not paid any dividends on its common stock and does not anticipate doing so in the foreseeable future.

     In December 1998, the stockholders of the Company approved the adoption of the Company's 1997 Employee Stock Incentive Plan, a stock option plan for certain employees and directors. As of September 30, 1999, options to purchase up to a total of 229,164 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers and directors of the Company. The Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 701 under the Securities Act.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to the adequacy of the Company's capital resources, the ability to obtain new sources of capital, the ability to service its debt obligations as they become due and Year 2000 related actions, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the matters discussed in "Factors That May Affect Results." See Item 1--"Description of Business--Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

Overview

     The Company commenced operations in January 1998. The results of operations for period ended September 30, 1998 represent partial year results for varying numbers of operating properties. The Williston, North Dakota property operated for nine months, the Beatrice, Nebraska; Chanute, Kansas; Cumberland, Maryland; Manitowoc, Wisconsin and Port Huron, Michigan properties operated for six months, and the Dickinson, North Dakota; Fort Madison, Iowa; Hastings, Nebraska and Rock Island, Illinois properties operated for three months.

     The results of operations for the twelve months ended September 30, 1999 reflect a full twelve months of operations of all ten of the Company's properties. In the discussion of changes in various items of income and expense which follows, the most significant cause of change is this difference in the numbers of properties operating for varying periods of time.

Twelve Months Ended September 30, 1999 Compared to the Twelve Months Ended September 30, 1998

     Property gross revenue increased from $3,757,000 for the period ended September 30, 1998 to $9,785,000 for the twelve months ended September 30, 1999 due primarily to the difference in the number of properties operated in each period.

     Other income increased from $4,000 in the 1998 period to $592,000 in the 1999 period. Other income for 1999 consists of non-cash income realized from the settlement and compromise of prepetition liabilities in the amount of $223,000 and the settlement of disputed property taxes and interest of $315,000; interest earned on reserves in the amount of $32,000, and miscellaneous income in the amount of $22,000.

     Property operating expenses increased from $3,304,000 in the 1998 period to $8,065,000 in the 1999 period reflecting primarily the costs of operating ten properties for all twelve months in 1999 versus the costs of operating varying numbers of properties for varying numbers of months in 1998.

     Administrative and overhead expenses increased from $212,000 in the 1998 period to $913,000 in the 1999 period. The increase primarily reflects twelve months of operations in the period ended September 30, 1999 versus five months of operations during the period ended September 30, 1998. Administrative and overhead expenses for the 1999 period consists of $537,000 in salaries and other personnel-related costs including employee benefits, payroll taxes and travel expenses, as compared with $139,000 in 1998; legal and accounting expenses of $145,000, as compared with $19,000 in 1998; office and occupancy costs of $28,000, as compared with $41,000 in 1998; and other administrative costs of $203,000, as compared with $13,000 in 1998. Within other administrative costs in 1999 are $61,000 of expenses paid and capitalized during the 1998 period for reports and appraisals required to refinance debt which were expensed in 1999 when financing was not obtained and $65,000 of professional fees earned by property tax consultants upon the reduction of taxes and interest discussed above.

Liquidity and Capital Resources

     Cash and cash equivalents decreased from $1,469,000 at September 30, 1998 to $780,000 at September 30, 1999. Net cash provided by operations was $244,000 in the 1999 period verses $58,000 in the 1998 period due primarily to the difference in the number of properties operated in each period.

     Net cash used by investing activities was $380,000 in 1999 reflecting additions to property and equipment at the Company's facilities. Net cash provided by investing activities in 1998 was $182,000, reflecting the $375,000 proceeds from the sale of the Sedalia, Missouri property offset by $193,000 spent on capital projects.

     Net cash used in financing activities in 1999 was $554,000, reflecting principal payments on the Company's loans payable; $508,000 was paid on the Superfirst note and $46,000 was paid on the tax notes. The Superfirst note payment was a one-time prearranged payment. The capitalization of the Company in 1998 resulted in the transfer of $1,259,000 of cash and cash equivalents in return of the issuance of its stock. Net cash provided by financing activities in 1998, consisting primarily of the cash received in return for shares issued, was $1,229,000, net of $20,000 in principal payments on tax notes and $10,000 in new loan costs incurred.

     Notes payable (in thousands) consist of the following at September 30, 1999:

     Notes secured by real estate:
              Regular mortgage notes                      $      9,277
              Rock Island mortgage note                          4,171
              Superfirst note                                      885
              Reimbursement notes                                  392
              Other notes                                           50
                                                          ------------

                     Total secured notes                  $     14,775

          Tax notes                                                242
                                                          ------------

                     Total notes payable                  $     15,017
                                                           ===========

     There are four regular mortgage notes, dated September 30, 1998, that bear interest at 8% per annum. Interest on each of the notes is payable monthly at a rate of 6% per annum. Accrued and unpaid interest resulting from this deferral provision increased by $188,540 during the year ended September 30, 1999 to $211,043. The notes are due on September 30, 2001 and can be extended an additional three years upon the payment of substantial amounts on the principal balance. On a quarterly basis, any portion of the 8% interest which is unpaid and 75% of any computed net cash flow from the properties securing the notes is payable. To the extent that this calculation results in a payment of principal, that sum is to be retained by the lender as a reserve for capital improvements. No amounts were computed to be payable under this provision for the year ended September 30, 1999. These notes are secured by first mortgage liens on properties in Dickinson, North Dakota; Williston, North Dakota; Fort Madison, Iowa and Hastings, Nebraska.

     The Rock Island mortgage note, dated September 30, 1998, bears interest as follows: from October 1, 1998 through September 30, 1999, the lesser of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 1999 through September 30, 2000, the greater of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 2000 until maturity, the greater of 4% per annum on the unpaid principal balance or computed cash flow from the Rock Island property. For the year ended September 30, 1999, interest payable of $43,450.92 was computed, of which $38,152.04 was paid during the period. The note is secured by a first mortgage lien on the property located in Rock Island, Illinois and is due on September 30, 2001 and can be extended an additional three years upon the payment of substantial amounts on the principal balance.

     The Superfirst note and two reimbursement notes, dated September 30, 1998, bear interest at 5% per annum. For the year ended September 30, 1999, accrued and unpaid interest amounted to $69,160. No periodic payments of interest or principal are required. All of the accrued interest and unpaid principal is due on September 30, 2001. These notes are secured by first mortgage liens on properties located in Beatrice, Nebraska; Manitowoc, Wisconsin and Port Huron, Michigan. On November 10, 1998 a pre-arranged principal payment of $508,000 was applied to the outstanding balance.

     The other secured notes consist of two notes totaling approximately $50,000 bearing interest at 8% per annum. No periodic interest or principal payments are required on the two notes totaling $50,000. Interest expense of $3,976 was added during the year ended September 30, 1999 bringing the total accrued interest on these notes to $18,224. All of the accrued interest and unpaid principal is due on September 30, 2001. These two notes are secured by a second mortgage lien on the property located in Williston, North Dakota.

     The tax notes bear interest at 8% per annum. Payments of interest and principal are due semi-annually each January and July in the amount of $5,886 through January, 2004 and each February and August in the amount of $26,638 through February, 2004.

     Future maturities of notes payable (in thousands) at September 30, 1999 are as follows:

                Years ending September 30:
           2000                                                        46
           2001                                                    14,825
           2002                                                        55
           2003                                                        60
           2004                                                        31
                                                             ------------

                                                             $     15,017
                                                             ============

     Virtually all of the Company's long-term debt will come due in two years, subject to an extension to as much as an additional three years upon the repayment of substantial amounts of principal, a portion of which has already been paid by the Company. In addition, the loans provide for substantial discounts for early repayment. The Company has begun and continues to work with various sources of long-term financing to refinance the existing loans in order to obtain financing with a longer term, reduce the impact of debt financing on future cash flows, and obtain additional liquidity for future capital projects. In the opinion of management, the Company will have sufficient cash from operations for the Company's operating and capital expenditure needs for at least the next 12 months.

Impact of Inflation

     Management believes that the Company's operations have not been materially adversely affected by inflation. The Company expects that it will be able to offset the effects of inflation on salaries and other operating expenses by increases in rental rates, subject to applicable restrictions in North Dakota, where the Company receives subsidies.

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

     The Company has assessed its readiness in regard to Year 2000 issues. The Company has completed an assessment of its hardware and software utilized for accounting and billing purposes to assure that it is Year 2000 compliant. In addition, the Company has obtained certificates of Year 2000 compliance from significant vendors of material supplies and services as well as vendors of certain emergency call systems utilized in the company's facilities. Contingency plans have been developed and executed with respect to vendors who will not be Year 2000 ready in a timely manner where such lack of readiness is expected to have a material adverse impact on the Company's operations. However, because the Company cannot be certain that its vendors will be able to supply material goods and services without material interruption, and because the Company cannot be certain that execution of its contingency plans will be capable of implementation or result in a continuous and adequate supply of such goods and services, the Company cannot give assurance that these matters will not have a material adverse effect on the Company's future financial position, results of operations or cash flows.

     The cost of replacing noncompliant hardware, software and systems has not had a material adverse effect upon the Company's future operations or prospects. The Company has developed and implemented appropriate contingency plans to mitigate to the extent possible the effects of any Year 2000 noncompliance. The Company has evaluated its worst case scenario in the event of Year 2000 noncompliance. Although the full consequences are unknown, the failure of either the Company's critical systems or those of its material third parties to be Year 2000 compliant would result in the interruption of the Company's business, which could have a material adverse effect on the Company's business, financial position and results of operations.

Item 7.  FINANCIAL STATEMENTS.

The following section includes the Company's Consolidated Financial Statements:

     o    Independent Auditors' Report
     o    Balance Sheet - September 30, 1999
     o    Statements of Income for the Years Ended September 30, 1999 and 1998
     o    Statements of Shareholders' Equity for the Years Ended
          September 30, 1999 and 1998
     o    Statements of Cash Flows for the Years Ended September 30, 1999
          and 1998
     o    Notes to Financial Statements.

                               AGEMARK CORPORATION

                                FINANCIAL REPORT

                               SEPTEMBER 30, 1999

                                 C O N T E N T S


                                                               Page


REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS               1



FINANCIAL STATEMENTS


  Balance sheet                                                 2


  Statements of operations                                      3


  Statements of stockholders' equity                            4


  Statements of cash flows                                      5


  Notes to financial statements                               6 - 16



SCHEDULE XI


   Real estate and accumulated depreciation                     17

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Stockholders and
Board of Directors of
Agemark Corporation



We have audited the accompanying balance sheet of Agemark Corporation (a Nevada corporation) as of September 30, 1999, and the related statements of operations, stockholders' equity, and cash flows for each of the two years ended September 30, 1999 and 1998. We have also audited the financial statement Schedule XI. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agemark Corporation as of September 30, 1999, and the results of its operations and its cash flows for each of the two years ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement Schedule XI, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                                TIMPSON GARCIA

Oakland, California
December 22, 1999


                                               AGEMARK CORPORATION

                                                  BALANCE SHEET

                                               September 30, 1999

                                        (In thousands except share data)

                                                   A S S E T S


Cash and cash equivalents                                                                $         780
Property and equipment, net                                                                     21,261
Deferred tax assets                                                                                445
Other assets                                                                                       363
                                                                                          ------------
                                                   Total assets                          $      22,849
                                                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued liabilities                                               $       1,961
  Notes payable                                                                                 15,017
                                                                                          ------------
                                                   Total liabilities                     $      16,978
                                                                                          ============

STOCKHOLDERS' EQUITY

  Common stock, stated value $.001, 20,000,000                                           $
    shares authorized, 1,000,000 shares issued and
    outstanding                                                                                      1
  Additional paid in capital                                                                     5,856
  Retained earnings                                                                                 14
                                                                                          ------------
                                                   Total stockholders' equity            $       5,871
                                                                                          ------------

                                                   Total liabilities and stockholders'   $      22,849
                                                                                          ============
                                                   equity


See accompanying notes to financial statements.


                                                    AGEMARK CORPORATION

                            STATEMENTS OF OPERATIONS

                     Years Ended September 30, 1999 and 1998

                        (In thousands except share data)



                                                                                                1999               1998
                                                                                                ----               ----

Revenue
    Property gross revenue                                                                $        9,785     $        3,757
    Other income                                                                                     592                  4
                                                                                            -------------      -------------

                  Total revenue                                                           $       10,377     $        3,761
                                                                                            -------------      -------------


Expenses
    Property operating expenses                                                           $        8,065     $        3,304
    Administrative and overhead expenses                                                             913                212
    Interest expense                                                                                 885                303
    Depreciation                                                                                     617                268
                                                                                            -------------      -------------

                  Total expenses                                                          $       10,480     $        4,087
                                                                                            -------------      -------------


                  (Loss) before income taxes                                              $        (103)     $        (326)


Income tax expense (benefit)                                                                           2              (445)
                                                                                            -------------      -------------



                  Net income (loss)                                                       $        (105)     $          119
                                                                                            =============      =============




                  Basic earnings (loss) per common share                                  $                  $
                                                                                                  (0.10)              40.49
                                                                                            =============      =============





See accompanying notes to financial statements.


                                                   AGEMARK CORPORATION

                                           STATEMENTS OF STOCKHOLDERS' EQUITY

                                         Years Ended September 30, 1999 and 1998

                                                     (In thousands)



                                                                         Additional
                                                        Common            Paid-In            Retained
                                                        Stock             Capital            Earnings            Total
                                                        -----             -------            --------            -----


Balance, October 1, 1997                           $      -           $      -           $      -           $      -



Common stock issued for
  net assets acquired                                           1              5,856                                5,857



Net income                                                                                          119               119

                                                     -------------      -------------      -------------      ------------



Balance, September 30, 1998                        $            1     $        5,856     $          119     $       5,976



Net (loss)                                                                                        (105)             (105)

                                                     -------------      -------------      -------------      ------------



Balance, September 30, 1999                        $            1     $        5,856     $           14     $       5,871
                                                     =============      =============      =============      ============






See accompanying notes to financial statements.

                                      AGEMARK CORPORATION

                              STATEMENTS OF CASH FLOWS

                       Years Ended September 30, 1999 and 1998

                                   (In thousands)

                                                            1999               1998
                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
           Net income (loss)                            $    (105)         $      119
           Adjustments to reconcile net income
           (loss) to
             net cash provided by operating
           activities:
                    Depreciation                               617                268
                    Deferred income taxes                        0               (445)
                    Prepetition liabilities                  (223)                  0
                    settled or compromised
                    Real property taxes and                  (315)                  0
                    accrued interest reduced on
                    appeal
                    Change in assets and
                    liabilities:
                              (Increase)                        15                 (9)
                              decrease in other
                              assets
                              Increase in                      256                125
                              accounts payable
                              and accrued
                              liabilities
                                                          ---------          ---------

                                       Net cash         $      245         $       58
                                       provided
                                       by
                                       operating
                                       activities
                                                          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES
           Proceeds from sale of property in            $        0         $      375
           Sedalia, MO
           Additions to property and equipment               (380)              (193)
                                                          ---------          ---------

Net cash provided by investing activities               $    (380)         $      182
                                                          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES
           Cash acquired in connection with             $        0         $    1,259
           issuance of common stock
           Principal payments on notes payable               (554)               (20)
           New loan costs paid                                   0               (10)
                                                          ---------          ---------

Net cash provided by financing activities               $    (554)         $    1,229
                                                          ---------          ---------

Net increase in cash and cash equivalents               $    (689)         $    1,469

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                 1,469                  0
                                                          ---------          ---------

Cash and cash equivalents, end of year                  $      780         $    1,469
                                                          =========          =========

SUPPLEMENTAL DISCLOSURES
           Cash payments for:
                    Interest                            $      617         $      242
                                                          =========          =========
                    Taxes                               $        2         $        0
                                                          =========          =========

           Noncash investing and financing
           transaction:
                    Common stock issued for net
                    assets acquired:
Property and equipment acquired                                            $   21,948
                              Other assets                                        359
                              acquired
           Notes payable assumed                                             (15,591)
Other liabilities assumed                                                     (2,118)
                                                                             ---------
Value of noncash assets acquired                                           $    4,598
Cash and cash equivalents acquired                                              1,259
                                                                             ---------
                                                                             =========
Value of assets acquired                                                   $    5,857
                                                                             =========

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



Note 1.  Organization and Significant Accounting Policies

         Organization:

          Agemark Corporation (the "Company") was organized in April, 1997 pursuant to an order of the U.S. Bankruptcy Court dated April 27, 1997 (the "Order") to receive the assets of and continue the businesses of four reorganized, publicly registered limited partnerships and two privately held limited partnerships (the "Partnerships"). The Order confirmed the Second Amended Joint Plan of Reorganization (the "Plan") of the Partnerships filed in January, 1997 and amended in April, 1997. The first of the property transfers to the Company pursuant to the Plan was accomplished in January, 1998 and the final transfer took place in July, 1998. A total of 1,000,000 shares of stock were issued to the Partnerships for these properties as of September 30, 1998 and immediately distributed to their partners.

          The property locations and their transfer dates were as follows:

                     Williston, ND                         January, 1998
                     Beatrice, NE                            April, 1998
                     Chanute, KS                             April, 1998
                     Cumberland, MD                          April, 1998
                     Manitowoc, WI                           April, 1998
                     Port Huron, MI                          April, 1998
                     Fort Madison, IA                         July, 1998
                     Hastings, NE                             July, 1998
                     Dickinson, ND                            July, 1998
                     Rock Island, IL                          July, 1998

          All of the above properties transferred and retained by the Company are renovated hotels that have been designated as "Certified Historic Structures," except for the two facilities in North Dakota, which are modern buildings. All of the locations are operated as senior residential and assisted living facilities, except for the Manitowoc, WI property. These facilities provide an apartment style residence, three meals per day, housekeeping, transportation, activities and 24-hour non-medical assistance to elderly residents for a monthly fee. Revenues are received directly from residents, their family, or another responsible party. Services are generally not covered by government or private insurance programs, except in North Dakota, where the State government provides limited subsidies. Resident fee revenue is recognized when services are rendered.


                                   (Continued)

                          NOTES TO FINANCIAL STATEMENTS

         Organization: (Continued)

          The property located in Manitowoc, WI is operated as an apartment complex. These units are generally rented on a month-to-month basis.

          A property located in Sedalia, MO was also transferred to the Company in April, 1998 and sold in July, 1998 at no gain or loss.


         Use of Estimates:

          Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.


         Property and Equipment:

          Property and equipment transferred to the Company pursuant to the Plan is carried at amounts stated in the Plan. Additions to property and equipment are stated at cost. Depreciation of buildings is computed using the straight-line method over estimated useful lives of forty years. Personal property is depreciated using the straight-line method over useful lives of fifteen years.


         Income Taxes:

          Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to the accrual of compensated absences that are not deductible for income tax purposes and differences between the carrying amounts of the property and equipment transferred to the Company pursuant to the Plan. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.




                                   (Continued)

                          NOTES TO FINANCIAL STATEMENTS

         Stock-Based Compensation:

          The Company has elected to account for its stock option plan under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense has been recognized for the stock option grants.

         Cash and Cash Equivalents:

          For purposes of the statement of cash flows, the Company considers all money market funds purchased with a maturity of three months or less to be cash equivalents.


Note 2.  Cash and Cash Equivalents

          At September 30, 1999, cash and cash equivalents included approximately $534,000 invested in Vanguard Federal Money Market Fund. Vanguard Federal Money Market Fund invests in United States Treasury obligations, securities issued or guaranteed by agencies of the U.S. Government, and repurchase agreements collateralized by these obligations and securities.


Note 3.   Property and Equipment

          Property and equipment (in thousands) consists of the following at September 30, 1999:

                                                   Plan
                                                  Values             Cost               Total
                                                  ------             ----               -----

             Land                             $      1,035       $          -       $     1,035
             Buildings                              18,345                372            18,717
             Personal property                       2,193                201             2,394
                                              ------------       ------------       -----------

                                              $     21,573       $        573       $    22,146
                                               ===========        ===========
             Less accumulated depreciation                                                  885
                                                                                    -----------

                                                                                    $    21,261
                                                                                    ===========

                                   (Continued)

                          NOTES TO FINANCIAL STATEMENTS

         Plan values represent the assets transferred from the four publicly registered limited partnerships and two privately held limited partnerships pursuant to the Order of the U.S. Bankruptcy Court. The Partnerships were as follows:

           Publicly registered limited partnerships:
             Historic Housing for Seniors Limited Partnership (HHS I) Historic Housing for Seniors II Limited Partnership (HHS II) Historic Housing for Seniors III Limited Partnership (HHS III) Housing for Seniors Participating Mortgage Fund Limited Partnership (PIF I)

            Privately held limited partnerships:
              Dickinson Associates Limited Partnership
              Williston Associates Limited Partnership

         Under the Plan, those facilities which were determined to have the strongest long-term potential for generating cash flow to support ongoing debt or which were needed to secure certain obligations from previous loans were transferred to the Company. The following is a summary (in thousands) of the properties transferred to the Company and the adjustments made to historical values to arrive at Plan values pursuant to the Order of the U.S. Bankruptcy Court:

                                          Trans-                         Accum.       Net Book         Write
                     Property             ferred        Historical       Depr.          Value           Up          Plan
                     Location             From            Value        12/31/97       12/31/97        (Down)        Values
                     --------             ----            -----        --------       --------         ----         ------

             Beatrice, NE                  HHS I      $    2,742   $       888   $      1,854   $     (618)   $     1,236
             Cumberland, MD                HHS I           2,188           635          1,553         2,315         3,868
             Hastings, NE                  HHS I           3,211         1,120          2,091           198         2,289
             Chanute, KS                  HHS II           2,602           750          1,852         (901)           951
             Rock Island, IL              HHS II           4,345         1,212          3,133         (735)         2,398
             Fort Madison, IA             HHS III          3,460           781          2,679         (464)         2,215
             Manitowoc, WI                HHS III          3,642           693          2,949       (2,154)           795
             Port Huron, IL                PIF I           1,090             0          1,090            86         1,176
             Dickinson, ND                Private          1,380           380          1,000         1,273         2,273
             Williston, ND                Private          1,932           538          1,394         2,978         4,372
                                                        ---------  ------------   ------------    ----------   -----------

                                                      $   26,592   $     6,997   $     19,595   $     1,978   $    21,573
                                                       ===========  ============  ============   ==========    ===========


                                   (Continued)

                          NOTES TO FINANCIAL STATEMENTS

         In connection with the transfers of the facilities, the Company also assumed various notes payable. The following is a summary (in thousands) of the notes payable assumed by the Company:


           Carrying value of notes (including accrued
             interest) by the Partnerships                       $  24,186
           Less forgiveness of debt recognized by the
             Partnerships                                            8,595
                                                                ----------

            Notes payable assumed by the Company               $    15,591
                                                                ==========





Note 4.  Accounts Payable and Accrued Liabilities

         Accounts payable and accrued liabilities (in thousands) consist of the following at September 30, 1999:

                  Current and continuing operating liabilities              $        1,170
                  Accrued interest on notes payable                                    307
                  Prepetition accounts payable                                          66
                  Disputed real estate taxes and interest, settled amounts             418
                                                                               -----------
                                                                            $        1,961
                                                                               ===========

         The term "prepetition" refers to liabilities arising in periods prior to the dates on which the Partnerships filed for Chapter 11 protection, generally prior to September 3, 1993. Included in disputed real estate taxes and interest is approximately $247,000 due on or before December 31, 1999 on the Port Huron, MI facility.

         As a result of filings and hearings in the U.S. Bankruptcy Court during the year ended September 30, 1999, substantial amounts of prepetition accounts payable and past due real estate taxes and interest were reduced to the amounts listed above. These actions resulted in reductions of approximately $223,000 in prepetition accounts payable and approximately $315,000 in real estate taxes and accrued interest. These reductions have been included as other income in 1999 on the statement of operations.

                          NOTES TO FINANCIAL STATEMENTS



Note 5.  Notes Payable

             Notes payable (in thousands) consist of the following at September 30, 1999:

                    Notes secured by real estate:
                         Regular mortgage notes                  $      9,277
                         Rock Island mortgage note                      4,171
                         Superfirst note                                  885
                         Reimbursement notes                              392
                         Other notes                                       50
                                                                 ------------

                                Total secured notes              $     14,775

                     Tax notes                                            242
                                                                 ------------

                                Total notes payable              $     15,017
                                                                  ===========

             There are four regular mortgage notes, dated September 30, 1998, that bear interest at 8% per annum. Interest on each of the notes is payable monthly at a rate of 6% per annum. Accrued and unpaid interest resulting from this deferral provision increased by $185,540 during the year ended September 30, 1999 to $211,043. The notes are due on September 30, 2001 and can be extended an additional three years upon the payment of substantial amounts on the principal balance. On a quarterly basis, any portion of the 8% interest which is unpaid and 75% of any computed net cash flow from the properties securing the notes is payable. To the extent that this calculation results in a payment of principal, that sum is to be retained by the lender as a reserve for capital improvements. No amounts were computed to be payable under this provision during the year ended September 30, 1999. These notes are secured by first mortgage liens on properties in Dickinson, ND, Williston, ND, Fort Madison, IA and Hastings, NE.

             The Rock Island mortgage note, dated September 30, 1998, bears interest as follows: from October 1, 1998 through September 30, 1999, the lesser of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 1999 through September 30, 2000, the greater of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 2000 until maturity, the greater of 4% per annum on the unpaid principal balance or computed cash flow from the Rock Island property. For the year ended September 30, 1999, interest payable of $43,451 was computed based upon cash flow and $38,152 was paid during the period. The note is secured by a first mortgage lien on the property located in Rock Island, IL and is due on September 30, 2001 and can be extended an additional three years upon the payment of substantial amounts on the principal balance.


                                   (Continued)

                          NOTES TO FINANCIAL STATEMENTS



Note 5.  Notes Payable (Continued)

         The Superfirst note and two reimbursement notes, dated September 30, 1998, bear interest at 5% per annum. No periodic payments of interest or principal are required. Accrued and unpaid interest resulting from this deferral provision amounted to $69,160 for the year ended September 30, 1999. All of the accrued interest and unpaid principal is due on September 30, 2001. These notes are secured by first mortgage liens on properties located in Beatrice, NE, Manitowoc, WI and Port Huron, MI. On November 10, 1998 a pre-arranged principal payment of $508,000 was applied to the outstanding balance.

         The other secured notes consist of two notes totaling approximately $50,000 bearing interest at 8% per annum. No periodic interest or principal payments are required on these two notes. Accrued and unpaid interest resulting from this deferral provision increased by $3,976 during the year ended September 30, 1999 to $18,224. All of the accrued interest and unpaid principal is due on September 30, 2001. These two notes are secured by a second mortgage lien on the property located in Williston, ND.

         The tax notes bear interest at 8% per annum. Payments of interest and principal are due semi-annually each January and July in the amount of $5,886 through January, 2004 and each February and August in the amount of $26,638 through February, 2004.

         Future maturities of notes payable (in thousands) at September 30, 1999 are as follows:

                 Years ending September 30:
                     2000                                    46
                     2001                                14,825
                     2002                                    55
                     2003                                    60
                     2004                                    31
                                                   ------------

                                                   $     15,017
                                                   ============

Note 6.  Transactions With Affiliates

         The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. EMI is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 4.5% of gross income paid monthly. Management fees of $441,130 and $183,946 for the years ended September 30, 1999 and 1998, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI. At September 30, 1999, accounts payable includes $37,903 owed by the Company to EMI.

                                   (Continued)

                          NOTES TO FINANCIAL STATEMENTS



Note 6.  Transactions With Affiliates (Continued)

         For the year ended September 30, 1998, the Company reimbursed Westor Financial Group, Inc. ("WFG") for salaries and administrative expenses of $103,091 incurred by WFG on behalf of the Company for the period May 1, 1998 through September 30, 1998. WFG is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Administrative expenses include rent for the Company's headquarters in Berkeley, CA in the amount of $7,500 paid, reimbursed, or accrued pursuant to a lease between WFG and the Waterford Company, which is owned by members of Richard J. Westin's family.

         Effective October 1, 1998, the lease was rewritten in the name of the Company for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease will automatically renew unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities.
         The Waterford Company is responsible for major repairs, real estate taxes and debt service.

         For the year ended September 30, 1999, administrative expenses include rent for the Company's headquarters in the amount of $24,000 paid pursuant to above lease between the Company and the Waterford Company.

         During 1999, the Company also entered into a joint venture agreement with entities controlled by Richard J. Westin and Jesse
         A. Pittore, directors and officers of the Company (see Note 11).





Note 7.  401(k) Savings Plan

         The Company has adopted a Savings Plan effective July 1, 1998 (the "401(k) Plan") that is intended to qualify under Section 401(k) of the Internal Revenue Code. After completing twelve months of service, employees that are at least twenty-one years of age are eligible to participate in the 401(k) Plan by contributing up to 15% of their gross income to the 401(k) Plan subject to Internal Revenue Service restrictions. The Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors, but such contributions are not required. For the years ended September 30, 1999 and 1998, no contributions to the 401(k) Plan were made by the Company.

                          NOTES TO FINANCIAL STATEMENTS

Note 8.  Income Taxes

         Income taxes (in thousands) for the years ended September 30, 1999 and 1998 consisted of the following:



                                                                              1999              1998
                                                                              ----              ----
           Current:
              Federal                                                    $         0       $        0
              State franchise taxes                                                2                0
                                                                          ----------        ----------
                                                                         $         2       $        0
           Deferred federal tax (benefits)                                         0             (445)
                                                                          ----------        ----------

                    Income tax expense (benefit)                         $         2       $     (445)
                                                                          ==========        ==========

           The following is a reconciliation (in thousands) of the federal statutory income tax amount on income to the provision for income tax benefit:

                                                                               1999              1998
                                                                               ----              ----

           Federal statutory income tax (benefit) at 34%                 $      (202)      $   (1,053)
           State franchise taxes                                                   2                0
           Valuation allowance increase during the period                        202              608
                                                                           -----------      ----------

                     Income tax expense (benefit)                         $         2      $     (445)
                                                                            ==========      ==========

           A summary (in thousands) of the deferred tax assets at September 30, 1999 follows:

                                                                           Estimated                               Net
                                                                            Deferred         Valuation         Deferred
                                                                           Tax Asset         Allowance         Tax Asset
                                                                           ---------         ---------         ---------

           Difference in basis of property and equipment                 $       890       $      445        $      445
           Accrued compensated absences                                           21               21                 0
           Net operating loss carryforward                                       344              344                 0
                                                                           -----------       ----------        ----------

                                                                         $     1,255       $      810        $      445
                                                                           ===========       ==========        ==========

           During the year ended September 30, 1998, a net deferred tax asset of $445,000 was recorded to reflect the minimum benefit the Company expects it will receive from the differences between the higher carrying amounts for income tax purposes of the property and equipment transferred to the Company pursuant to the Plan than the lower amounts reported for financial statement purposes. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized.

           At September 30, 1999, the Company has federal net operating loss carryforwards of approximately $1,010,000 that will expire as follows:

                    Amount expiring in 2018                 $ 410,000

                    Amount expiring in 2019                   600,000


                          NOTES TO FINANCIAL STATEMENTS



Note 9.    Earnings per Share

           In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, the Company is required to present both basic and diluted earnings per common share.

           For the year ended September 30, 1998, the weighted average common shares outstanding was 2,939 shares for the calculation of basic earnings per common share. The weighted average common shares outstanding was computed as follows:

                                                                                                               Weighted
                                                                           Shares             Fraction          Average
                     Dates Outstanding                                  Outstanding          of Period          Shares
                     -----------------                                  -----------          ---------          ------

            October 1, 1997 to September 29, 1998                             200             364/365              199
            September 30, 1998:
               - Cancellation of shares issued
                  at incorporation                                           (200)
               - Issuance of shares
                  to partnerships                                       1,000,000               1/365            2,740
                                                                                                            ----------


                                                                                                                 2,939
                                                                                                            ==========

            For the year ended September 30, 1999, the weighted average common shares outstanding was 1,000,000 shares for the calculation of basic earnings per common share.

            There were no other common shares that were issuable that would have a dilutive effect on the calculation of earnings per share.


Note 10.    Employee Stock Incentive Plan

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

            Effective January 1, 1999, options to purchase up to a total of 210,416 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. Effective April 1, 1999 additional options to purchase up to 18,748 shares were granted at an exercise price of $1.00 to employees of the Company.

                                  (Continued)

                          NOTES TO FINANCIAL STATEMENTS

            The options will vest as follows:

                                      Exercise               Date
                    Shares              Price               Fully
                   Granted            Per Share             Vested
                   -------            ---------             ------

                  166,666             $ 1.10           July 1, 1999
                    1,000               1.00           January 1, 2000
                   42,750               1.00           January 1, 2003
                   18,748               1.00           April 1, 2003

            The Board of Directors of the Company determined at the time of grant that the estimated fair market value of the Company's common stock was $1.00 per share based on the following considerations: there was no public market for the stock; the Company and the contributing Partnerships had no operating profit history; the Plan of Reorganization prohibits the Company from declaring any dividends on its common stock until certain notes payable assumed pursuant to the Plan of Reorganization are paid in full or otherwise satisfied; a significant portion of the Company's cash flow for at least the near term is expected to be devoted to debt service; and transactions affecting 50,000 shares had been effected at that time between the former general partner of the contributing Partnerships and certain limited partners where the limited partnership interests were purchased by the general partner at an equivalent value of approximately $1.00 per share.




Note 11.    Commitments and Contingencies

            The Company has entered into an agreement with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, to jointly develop, build and operate an Alzheimer's facility in Cumberland, MD. The agreement provides, in part, for the Company to contribute land located adjacent to its Cumberland, MD facility upon which the Alzheimer's facility is being built. The Westin and Pittore entities will fund or guarantee financing of all costs to build, furnish and operate the facility. For its contribution of land, the Company will receive a 25% ownership interest and 25% of all net income and proceeds from the operation and sale of the facility.

                              AGEMARK CORPORATION
                                  SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1999


      Column A             Column B                 Column C                 Column D                         Column E

                                                                              Costs
                                                                            Capitalized                    Gross Amount at
                                                     Initial               (Charged Off)                        Which
                                                      Cost                 Subsequent to                     Carried at
                                                    to Company              Acquisition                    Close of Period
                                          ------------------------------   ---------------  ----------------------------------------
    Description          Encumbrances          Land         Buildings       Improvements          Land         Buildings    Total
--------------------   ----------------   --------------  --------------   ---------------  -----------------  ----------  ---------
    Assisted Living
           Facility
      Williston, ND  $           2,550  $            74 $         3,860  $            113 $               74 $     3,973 $     4,047

    Assisted Living
           Facility
       Beatrice, NE              1,277               14           1,083               137                 14       1,220       1,234

    Assisted Living
           Facility
     Port Huron, MI                  *               98             902                 9                 98         911       1,009

    Apartment House
      Manitowoc, WI                  *              286             491                14                286         505         791

    Assisted Living
           Facility
        Chanute, KS                  -                7             868                 4                  7         872         879

    Assisted Living
           Facility
     Cumberland, MD                  -              187           3,388                36                187       3,424       3,611

    Assisted Living
           Facility
    Rock Island, IL              4,171              189           1,855                 9                189       1,864       2,053

    Assisted Living
           Facility
   Fort Madison. IA              2,215               52           1,915                18                 52       1,933       1,985

    Assisted Living
           Facility
       Hastings, NE              2,289               92           1,892                 2                 92       1,894       1,986

    Assisted Living
           Facility
      Dickinson, ND              2,273               36           2,091                30                 36       2,121       2,157
                       ----------------   --------------  --------------   ---------------  -----------------  ----------  ---------

             Totals  $          14,775  $         1,035 $        18,345  $            372 $            1,035 $    18,717 $   19,752
                       ================   ==============  ==============   ===============  =================  ==========  =========


    Column F       Column G     Column H     Column I

   Accumulated
  Depreciation
       and          Date of       Date
  Amortization    Construction  Acquired       Life
  --------------  -----------  -----------  -----------


$           172      1983        1/1/98       40 yr.




             43      1934        4/1/98       40 yr.




             34      1896        4/1/98       40 yr.



             18      1927        4/1/98       40 yr.



             33      1929        4/1/98       40 yr.



            128      1926        4/1/98       40 yr.




             58      1926        7/1/98       40 yr.




             60      1954        7/1/98       40 yr.




             59      1914        7/1/98       40 yr.




             65      1980        7/1/98       40 yr.

  --------------

$           670

  ==============


* The notes totaling $1,277,000 are secured by a blanket mortgage on the properties in Beatrice, NE, Port Huron, MI and Manitowoc, WI.

                                       17

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     As of September 30, 1999, the directors and executive officers and their respective ages of the Company are as follows:

                Name        Age                     Position
------------------------- ------- ---------------------------------------------
Richard J. Westin           57    Director, Co-Chairman of the Board, Chief
                                  Executive Officer and Secretary
Jesse A. Pittore            58    Director, Co-Chairman of the Board, President
Robert R. Herrick, M.D.     60    Director
James P. Tolley             56    Treasurer and Chief Financial Officer

     The business experience of the Company's directors and executive officers, including each such person's principal occupations and employment during the last five years, is summarized below.

     Richard J. Westin has been Director, Co-Chairman of the Board of Directors, Chief Executive Officer and Secretary of the Company since its incorporation in April 1997. From 1986 until 1998, Mr. Westin served as President of The Westor Financial Group, Inc., now, Opus X Inc. ("Opus"), a company specializing in financing the development of assisted living facilities across the county. Mr. Westin received his B.A. degree from the University of North Carolina at Chapel Hill and his Juris Doctor degree from the University of California's Hastings College of the Law.

     Jesse A. Pittore has been Director, Co-Chairman of the Board of Directors, President and Chief Operating Officer of the Company since its incorporation in April 1997. From 1986 until 1998, Mr. Pittore was Chairman of the Board of Opus. Mr. Pittore holds a Bachelor of Science degree in Industrial Engineering and Business Management from the University of California, Berkeley.

     Robert R. Herrick, M.D. has been a Director of the Company since January 1998. Dr. Herrick has been in private practice in neurology in Northern California since 1971. In 1997, he served as Chief of Staff to Doctors' Medical Center in San Pablo, California and currently serves as President of the Board of Governors of that hospital. Dr. Herrick received his bachelor's degree from Oberlin College in Ohio and his medical degree from the University of Chicago Medical School.

     James P. Tolley has been Treasurer and Chief Financial Officer of the Company since its incorporation in April 1997. From 1988 to present, he has served as Controller of Opus. Mr. Tolley is a Certified Public Accountant and hold a Bachelor of Science degree from California State University, San Francisco.


     Section 16(a) Compliance. Based upon a review of the Company's records, the Company is aware that each of Robert R. Herrick, Jesse A. Pittore, James P. Tolley and Richard J. Westin failed to file timely Forms 3 reporting their initial statement of beneficial ownership of securities upon the Company's registering its Common Stock with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, as required by Section 16 of such Act, during the fiscal year ended September 30, 1999.




Item 10.  Executive Compensation.

     Pursuant to the Plan of Reorganization, for two years after the effective date of the Plan of Reorganization, which period will end on September 30, 2000, Messrs. Westin and Pittore have agreed not to accept more than $1,000 per month in salary for their services as officers of the Company. The Plan also provides that neither of Messrs. Westin nor Pittore may receive compensation for his services as director of the Company except for stock options and other perquisites as set forth in each of their employment agreements. See "--Employment Agreements" elow. Dr. Herrick, who is a nonemployee director, receives options to purchase 1,000 shares of the Company' common stock per year for his services as director, subject to adjustment by the Board of Directors.

                                             Summary Compensation Table

                                                                                     Long-Term
                                                                                Compensation Awards
                                                                                -------------------
                                                      Annual Compensation
                                                      -------------------      Securities Underlying         All Other
Name and Principal Position         Year(1)        Salary             Bonus        Options/SARs            Compensation(2)
---------------------------         -------        ------             -----        ------------            ---------------
Richard J. Westin                    1999         $  12,000                           83,333                 $   12,000
     Co-Chairman of the Board        1998                --            --               --                           --
     and Chief Executive Officer
Jesse A. Pittore                     1999            12,000                           83,333                     12,000
     Co-Chairman of the Board        1998                --            --               --                           --
     and President
Robert R. Herrick, M.D.              1999                                              1,000
     Director                        1998                --            --               --                           --
James P. Tolley                      1998           102,000                           20,000
     Chief Financial Officer         1998            25,500            --               --                           --
______________________

(1)      From January 1 through September 30, 1998 (the end of the Company' prior fiscal year), the Company paid no compensation to any executive officer or director except to Mr. Tolley.
(2)      Car and travel allowance of $1,000 per month.

Employment Agreements

     Each of Messrs. Pittore and Westin have entered into employment agreements with the Company dated as of September 30, 1998. The employment agreements provide that from October 1, 1998 through September 30, 2000, each shall be paid a salary at the annual rate of $12,000. Thereafter, the salary to be paid to each shall be at the discretion of the board of directors, but in no case shall such salary be less than $240,000 per year. The agreements also provide that each of Messrs. Pittore and Westin is eligible for an annual incentive bonus to be granted in the discretion of the board of directors with such bonus to be up to 100% of base salary. The agreements provide further that the Company shall grant to each of Messrs. Pittore and Westin options to purchase up to 83,333 shares of the Company' Common Stock, pursuant to the Company' 1997 Employee Stock Incentive Plan. Pursuant to the agreements, each of Messrs. Pittore and Westin are eligible for loans from the Company up to $720,000 subject to certain terms and conditions provided in the employment agreements.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table shows as of December 21, 1999, (1) the beneficial owners of more than 5% of the outstanding Common Stock of the Company and their holdings and (2) he number of shares held by each director and each executive officer listed in the table under the section titled "Executive Compensation" below and all directors and executive officers as group, as reported by each person. Except as noted, each person has sole voting and investment power over shares indicated in the table.

                                                          Amount and Nature of Common Stock Beneficially Owned
                                                          ----------------------------------------------------
Common Stock Holder                                           Number of Shares              Percent of Class
-------------------                                           ----------------              ----------------
Stockholders
Opus X Inc.                                                        50,349 (1)                       5.0%
     2614 Telegraph Avenue
     Berkeley, California 94704

Directors and Other Executive Officers
Jesse A. Pittore                                                  192,584 (2)                      17.8
Richard J. Westin                                                 192,585 (3)                      17.8
Robert Herrick, M.D.                                                1,631 (4)                       *
James P. Tolley                                                    14,267 (5)                       1.4
    Directors and Officers as a Group (4 persons)                 401,067 (2)(3)(4)(5)             34.2
____________

*  Less than 1%

(1) Opus X Inc. ("Opus"), formerly known as Westor Financial Group, Inc., is jointly held by Messrs. Pittore and Westin.

(2) Includes 25,175 out of 50,349 shares of common stock owned by Opus, of which Mr. Pittore owns an approximately 50% interest and 83,333 which could be acquired by exercising options within 60 days of December 21, 1999.

(3) Includes 25,174 out of 50,349 shares of common stock owned by Opus, of which Mr. Westin owns an approximately 50% interest and 83,333 which could be acquired by exercising options within 60 days of December 21, 1999.

(4) Includes 1,500 shares that Dr. Herrick could acquire by exercising options within 60 days of December 21, 1999.

(5) Includes 5,417 shares that Mr. Tolley could acquire by exercising options within 60 days of December 21, 1999.

Stock Incentive Plan

     In December 1998, the stockholders of the Company approved the adoption of the 1997 Employee Stock Incentive Plan, a stock option plan for certain employees and directors. The total number of shares that may be issued upon the exercise of options under this plan is 250,000. Also under this plan, no participant may be granted more than 100,000 shares and no awards may be granted after November 21, 2007.

     Effective January 1, 1999, options to purchase up to a total of 210,416 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to officers, directors and employees of the Company. Effective April 1, 1999, additional options to purchase up to 18,748 shares were granted at an exercise price of $1.00 to employees of the Company.

     The Board of Directors of the Company determined at the time of grant that the estimated fair market value of the Company's common stock was $1.00 per share based on the following considerations: there was no public market for the stock; the Company and the contributing Partnerships had no operating profit history; the Plan of Reorganization prohibits the Company from declaring any dividends on its common stock until certain notes payable assumed pursuant to the Plan of Reorganization are paid in full or otherwise satisfied; a significant portion of the Company's cash flow for at least the near term is expected to be devoted to debt service; and transactions affecting 50,000 shares had been effected at that time between the former general partner of the contributing Partnerships and certain limited partners where the limited partnership interests were purchased by the general partner at an equivalent value of approximately $1.00 per share.


Item 12.  Certain Relationships and Related Transactions.

     Evergreen, which is jointly owned by Messrs. Westin and Pittore, presently manages all of the Company's properties under management agreements that were substantially amended pursuant to the Plan of Reorganization. The Company and Evergreen enter into individual contracts for each of the facilities owned by the Company. Each management contract's initial term is three years, and Evergreen has the option to extend each management contract for an additional three year term. The management fee paid pursuant to each management contract is based on a percentage of gross revenues of the property, with the average management fee being 4.5%. The following table sets forth the management fees earned by Evergreen for each property for the year ended September 30, 1999.

                                                                                  Management Fees
                                                                          ------------------------------
     Facility Location (Facility Name)                                    1999                      1998
     ---------------------------------                                    ----                      ----
     Rock Island, Illinois (The Fort Armstrong)                       $  55,248                $  14,335
     Fort Madison, Iowa (The Kensington)                                 43,388                   11,566
     Chanute, Kansas (The Tioga)                                         32,094                   16,235
     Cumberland, Maryland (The Kensington Algonquin)                     71,819                   30,507
     Port Huron, Michigan (The Harrington Inn)                           50,059                   24,542
     Beatrice, Nebraska (The Kensington Paddock)                         25,995                   14,171
     Hastings, Nebraska (The Kensington)                                 46,307                   11,130
     Dickinson, North Dakota (The Evergreen Retirement Inn)              47,897                   11,061
     Williston, North Dakota (The Kensington)                            63,514                   47,630
     Manitowoc, Wisconsin (Hotel Manitowoc)                               4,810                    2,769
                                                                   ------------              ------------
         Total                                                        $ 441,130               $  183,946

     A side-by-side comparison of management fees earned with respect to each property are not necessarily indicative of future fees because the Company did not hold all of the properties for the full 1998 fiscal year.

     The Company leases its headquarters in Berkeley, California from The Waterford Company, which is owned by members of Mr. Westin's family, for $24,000 per year and on terms and conditions that the Company's believes are at or more favorable than prevailing market rates. See Item 2--"Description of Property."

     The Company has entered into an agreement with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, to jointly develop, build and operate an Alzheimer's facility in Cumberland, Maryland. The agreement provides, in part, for the Company to contribute land located adjacent to its Cumberland, Maryland facility upon which the Alzheimer's facility is being built. The Westin and Pittore entities will fund or guarantee financing of all costs to build, furnish and operate the facility. For its contribution of land, the Company will receive a 25% ownership interest and 25% of all net income and proceeds from the operation and sale of the facility.

Item 13.  FINANCIAL STATEMENTS AND EXHIBITS.


     (a) Exhibit List.

     Exhibit                            Description
     -------                            -----------

        3.1*                Articles of Incorporation
        3.2*                By-Laws
       10.1*                Order Confirming Debtors' Second Amended Joint Plan
                            of Reorganization dated April 29, 1997
       10.2*                Amended Modification of Debtors' Second Amended
                            Joint Plan of Reorganization dated April 24, 1997
       10.3*                Debtors' Second Amended Joint Plan of Reorganization
                            dated January 15, 1997
       10.4*                Employment Agreement between the Company and
                            Jesse A. Pittore
       10.5*                Employment Agreement between the Company and
                            Richard J. Westin
       10.6*                1997 Employee Stock Incentive Plan

       10.7*                Form of management contract between Evergreen
                            Management, Inc. and the Company
       10.8**               Lease Agreement between The Waterford Company and
                            Westor Financial Group, Inc.
       11                   Statement regarding Computation of Per Share
                            Earnings
       24                   Power of Attorney (see page 45 of this Form 10-KSB)

       27                   Financial Data Schedule

 -------------
 * Incorporated by reference to the registrant's Form 10-SB filed on January 29, 1999.
 **   Incorporated by reference to Amendment No. 1 to Form 10-SB filed on
September 17, 1999.

     (b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AGEMARK CORPORATION

Date:  December 29, 1999

        By:      /s/ Richard J. Westin            By:     /s/ James P. Tolley
           ------------------------------            ---------------------------
                   Richard J. Westin                        James P. Tolley
                Chief Executive Officer                 Chief Financial Officer

                                POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard J. Westin and James P. Tolley, and each of them, his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to the Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  Signature                                  Title                                 Date
                  ---------                                  -----                                 ----

         /s/ Richard J. Westin                 Chief Executive Officer and Director          December 22, 1999
------------------------------------------
           Richard J. Westin                   (Principal Executive Officer)


          /s/ James P. Tolley                  Chief Financial Officer                       December 22, 1999
------------------------------------------     (Principal Financial Officer
            James P. Tolley                    and Principal Accounting Officer)


         /s/ Jesse A. Pittore                  President and Director                        December 22, 1999
-----------------------------------------
           Jesse A. Pittore

        /s/ Robert R. Herrick, M.D.            Director                                      December 27, 1999
------------------------------------------
        Robert R. Herrick, M.D.


Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Exchange Act by Non-reporting Issuers

     No such annual report or proxy material has been sent to security holders.

                                EXHIBIT INDEX TO

                          ANNUAL REPORT ON FORM 10-KSB

                             FOR AGEMARK CORPORATION



  Exhibit                            Description
  -------                            -----------

     3.1*             Articles of Incorporation
     3.2*             By-Laws
    10.1*             Order Confirming Debtors' Second Amended Joint Plan of
                      Reorganization dated April 29, 1997
    10.2*             Amended Modification of Debtors' Second Amended Joint Plan
                      of Reorganization dated April 24, 1997
    10.3*             Debtors' Second Amended Joint Plan of Reorganization
                      dated January 15, 1997
    10.4*             Employment Agreement between the Company and
                      Jesse A. Pittore
    10.5*             Employment Agreement between the Company and
                      Richard J. Westin
    10.6*             1997 Employee Stock Incentive Plan
    10.7*             Form of management contract between Evergreen Management,
                      Inc. and the Company
    10.8**            Lease Agreement between The Waterford Company and Westor
                      Financial Group, Inc.
    11                Statement regarding Computation of Per Share Earnings
    24                Power of Attorney (see page 45 of this Form 10-KSB)
    27                Financial Data Schedule

-------------
* Incorporated by reference to the registrant's Form 10-SB filed on January 29, 1999.
** Incorporated by reference to Amendment No. 1 to Form 10-SB filed on September 17, 1999.