Form 10QSB
period 1999-12-31
AGEMARK CORP
filed 2000-02-14
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



                                   FORM 10-QSB

         (Mark One)

              [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999
                                               -----------------

              [   ]         TRANSITION REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from __________ to __________

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


                             ---------------------

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes X No
                                               ---  ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on June 30, 1999, was 1,000,000.

     Transitional Small Business Disclosure Format (check one): Yes     No X
                                                                    ---   ---

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.      Financial Statements..............................               2

ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............               9


PART II.  OTHER INFORMATION

ITEM 6.      Exhibits and Reports on Form 8-K..................              11


SIGNATURES   ..................................................              12

Exhibit Index..................................................              13

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                December 31, 1999

                        (In thousands except share data)

                                   A S S E T S

Cash and cash equivalents                                       $           374
Property and equipment, net                                              21,179
Deferred tax assets                                                         445
Other assets                                                                262
                                                                 --------------

                Total assets                                    $        22,260
                                                                 ==============



                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued liabilities                    $         1,631
    Notes payable                                                        15,013
                                                                 --------------

                Total liabilities                               $        16,644
                                                                 --------------


STOCKHOLDERS' EQUITY
    Common stock, stated value $.001, 20,000,000 shares
     authorized, 1,000,000 shares issued and outstanding        $             1
    Additional paid in capital                                            5,856
    Retained earnings                                                     (241)
                                                                 --------------

                Total stockholders' equity                      $         5,616
                                                                 --------------



                Total liabilities and stockholders' equity      $        22,260
                                                                 ==============

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF OPERATIONS

                  Three Months Ended December 31, 1999 and 1998

                        (In thousands except share data)

                                                     1999               1998
                                                     ----               ----

Revenue
    Property gross revenue                    $        2,535     $        2,372
    Other income                                           4                 19
                                               -------------      -------------

               Total revenue                  $        2,539     $        2,391
                                               -------------      -------------


Expenses
    Property operating expenses               $        2,222     $        2,004
    Administrative and overhead expenses                 177                179
    Interest expense                                     239                233
    Depreciation                                         156                153
                                               -------------      -------------

               Total expenses                 $        2,794     $        2,568
                                               -------------      -------------


               (Loss) before income taxes     $        (255)     $        (177)


Income tax expense (benefit)                               0                  0
                                               -------------      -------------



               Net income (loss)              $        (255)     $        (177)
                                               =============      =============




               Basic loss per common share    $                  $
                                                      (0.26)             (0.18)
                                               =============      =============



See accompanying notes to financial statements.

                                                    AGEMARK CORPORATION

                                            STATEMENT OF STOCKHOLDERS' EQUITY

                                         Three Months Ended December 31, 1999

                                                      (In thousands)






                                                                          Additional
                                                         Common            Paid-In            Retained
                                                         Stock             Capital            Earnings            Total
                                                         -----             -------            --------            -----


Balance, September 30, 1999                         $            1     $        5,856     $           14     $       5,871



Net (loss)                                                                                         (255)             (255)

                                                      -------------      -------------      -------------      ------------



Balance, September 30, 1999                         $            1     $        5,856     $        (241)     $       5,616
                                                      =============      =============      =============      ============






See accompanying notes to financial statements.


                                                     AGEMARK CORPORATION
                                                   STATEMENTS OF CASH FLOWS

                                        Three Months Ended December 31, 1999 and 1998

                                                        (In thousands)


                                                                                                     1999             1998
                                                                                                     ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                          $        (255)    $       (177)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Depreciation                                                                                       156              153
       Change in assets and liabilities:
         Appealed real property taxes and interest paid                                                 (247)
         Decrease in other assets                                                                         101               95
         (Decrease) increase in accounts payable and accrued liabilities                                 (83)              135
                                                                                                 -------------     ------------

            Net cash (used in) provided by operating activities                                $        (328)    $         206
                                                                                                 -------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                                                  (74)            (156)
                                                                                                 -------------     ------------

            Net cash used in investing activities                                              $         (74)    $       (156)
                                                                                                 -------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable                                                                   (4)            (512)
    New loan costs paid                                                                                     0            (116)
                                                                                                 -------------     ------------

            Net cash used in financing activities                                              $          (4)    $       (628)
                                                                                                 -------------     ------------

            Net decrease in cash and cash equivalents                                          $        (406)    $       (578)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                            780            1,469
                                                                                                 -------------     ------------

            Cash and cash equivalents, end of period                                           $          374    $         891
                                                                                                 =============     ============

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest                                                                                $          145    $         139
                                                                                                 =============     ============
       Taxes                                                                                   $            0    $           0
                                                                                                 =============     ============


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

             These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 1999. The Company follows the same accounting policies in preparation of interim reports.

Note 2.      Transactions With Affiliates

             The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. EMI is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 4.5% of gross income paid monthly. For the three months ended December 31, 1999 and December 31, 1998, respectively, management fees of $114,067 and $106,757 are included in the property operating expenses on the statement of operations for services provided by EMI. At December 31, 1999, accounts payable includes $38,513 owed by the Company to EMI.

             For the three months ended December 31, 1999 and 1998, the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

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

             Effective January 1, 1999, options to purchase up to a total of 210,416 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

                                   Exercise                  Date
                 Share             Price                     Fully
                 Granted           Per Share                 Vested
                 -------           ---------                 ------

                 166,666           $1.10                   July1, 1999
                   1,000             1.00                  January 1, 2000
                  42,750             1.00                  January 1, 2003

             Effective April 1, 1999, options to purchase up to a total of 18,748 shares of common stock were granted at an exercise price of $1.00 per share to other employees of the Company. These options become fully vested on April 1, 2001.

             On November 10, 1999, options to purchase up to a total of 5,000 shares of common stock were granted at an exercise price of $1.00 per share to employees of the Company's facility in Cumberland, MD as a bonus for performance. These options become fully vested on November 1, 2001.

             On December 22, 1999, options to purchase up to 3,000 shares of common stock were granted at an exercise price of $1.00 to one of the Company's directors in consideration of his service on the Board of Directors. These options become fully vested on December 1, 2000.

             The Board of Directors of the Company has estimated the value of the Company's common stock at $1.00 per share based on the following

                               AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


Note 3.      Employee Stock Incentive Plan (continued)

             considerations: there is no public market for stock; the Company and the contributing Partnerships have no operating profit history; the Plan of Reorganization prohibits the Company from declaring any dividends on its common stock until certain notes payable assumed pursuant to the Plan of Reorganization are paid in full or otherwise satisfied; a significant portion of the Company's cash flow for at least the near term is expected to be devoted to debt service; and transactions affecting 50,000 shares have been effected in the past between the former general partner of the contributing Partnerships and certain limited partners where the limited partnership interests were purchased by the general partner at an equivalent value of approximately $1.00 per share.

             Therefore, the stock option grants are not considered compensatory and do not have a dilutive effect on the calculation of earnings per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Statements in this Quarterly Report on Form 10-QSB concerning the Company's outlook or future economic performance; anticipated profitability, gross rentals, expenses or other financial items; and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matter are "forward looking statements" as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors that would cause actual results to differ materially from those stated in such statements, including those set forth under the caption "Factors That May Affect Results" in the description of the Company's business in the Company's Annual Report on Form 10-KSB.

Results of Operations

Three Months Ended December 31, 1999 Compared to the Three Months Ended December 31, 1998

     Property gross revenue increased from $2,372,000 in the three months ended December 31, 1998 to $2,535,000 in the three months ended December 31, 1999, reflecting generally higher rental rates. Property operating expenses also increased in the 1999 period to $2,222.000 from $2,004,000 in the 1998 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses decreased from $179,000 in the three months ended December 31, 1998 to $177,000 in the three months ended December 31, 1999. Interest expense was $239,000 for the three months ended December 31, 1999 compared to $233,000 for the three months ended December 31, 1998, reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $156,000 in the three-month period of 1999 compared to $153,000 in the same period in 1998.

Liquidity and Capital Resources

     Net cash used in operations during the three months ended December 31, 1999 was $328,000. The largest single expenditure during the period was to pay the previously appealed taxes and interest on the Port Huron, Michigan facility in the amount of $247,000.

     The Company's investing activities for the three months ended December 31, 1999 used $74,000 for improvements to the Company's properties. Capital expenditures were primarily concentrated on the Company's property in Dickinson, North Dakota.

     The Company's financing activities used $4,000 during three months ended December 31, 1999. A principal payment of $4,000 was paid on a tax note.

     Cash and cash equivalents at December 31, 1999 totaled $374,000, down $406,000 from September 30, 1999. The principal cause of this decrease was the one-time payment of $247,000 to retire the entire amount of the appealed real property taxes and interest on the Company's facility in Port Huron, Michigan. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that new sources of capital, such as the refinancing of its portfolio of properties, will be necessary to meet its long-term cash requirements as presently contemplated.

Year 2000 Disclosure

     "Year 2000 issues" relate to the result of computer programs having been written using two digits rather than four to define the applicable year. Computer programs and electronic devices that utilize date-sensitive software or information may recognize a date using the "00" as the year 1900 rather than as the year 2000. In addition, some computer programs that are date sensitive to the Year 2000 may not have been programmed to process the Year 2000 as a leap year. These Year 2000 issues could result in a system failure or miscalculations causing disruptions of operations or the inability of suppliers of material goods or services to continue supporting the Company's operations.

     The Company has assessed its readiness in regard to Year 2000 issues. The Company has completed an assessment of its hardware and software utilized for accounting and billing purposes to assure that it is Year 2000 compliant. In addition, the Company has obtained certificates of Year 2000 compliance from significant vendors of material supplies and services as well as vendors of certain emergency call systems utilized in the company's facilities. Contingency plans have been developed and executed with respect to vendors who will not be Year 2000 ready in a timely manner where such lack of readiness is expected to have a material adverse impact on the Company's operations. To date, the Company is not aware of any Year 2000 issues affecting any of its systems or operations. However, because the Company cannot be certain that its vendors will be able to supply material goods and services without material interruption, and because the Company cannot be certain that execution of its contingency plans will be capable of implementation or result in a continuous and adequate supply of such goods and services, the Company cannot give assurance that these matters will not have a material adverse effect on the Company's future financial position, results of operations or cash flows.

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

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

                    Exhibit No.             Description
                    -----------             -----------

                        27                  Financial Data Schedule


     (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AGEMARK CORPORATION



February 11, 2000                                /s/ RICHARD J. WESTIN
                                              ------------------------------
                                                     Richard J. Westin,
                                                   Chief Executive Officer



February 11, 2000                                 /s/ JAMES P. TOLLEY
                                              ------------------------------
                                                      James P. Tolley,
                                                 Chief Financial Officer and
                                                  Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION


Exhibit No.         Exhibit Description
-----------         -------------------

     27             Financial Data Schedule