Form 10QSB/A
period 1998-12-31
AGEMARK CORP
filed 2000-02-16
CIK 1077641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   ----------

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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

          For the transition period from ____________ to _____________

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

     Transitional Small Business Disclosure Format (check one): Yes      No  X
                                                                    ---     ---

                                TABLE OF CONTENTS
                                -----------------


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION
-------  ---------------------

ITEM 1.  Financial Statements.....................................             2


PART II.  OTHER INFORMATION
--------  -----------------

ITEM 6.   Exhibits and Reports on Form 8-K........................             8


SIGNATURES   .....................................................             9
----------

EXHIBIT INDEX ....................................................            10
-------------

                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                December 31, 1998

                        (In thousands except share data)

                                   (Unaudited)

                                   A S S E T S

Cash and cash equivalents                                     $              891
Property and equipment, net                                               21,502
Deferred tax assets                                                          445
Loan costs                                                                   126
Other assets                                                                 273
                                                                ----------------

             Total assets                                     $           23,237
                                                               =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued liabilities                 $             2,378
    Notes payable                                                         15,060
                                                               -----------------

             Total liabilities                               $            17,438
                                                               -----------------

STOCKHOLDERS' EQUITY
    Common stock, stated value $.001, 20,000,000 shares
     authorized, 1,000,000 shares issued and outstanding     $                 1
    Additional paid in capital                                             5,856
    Accumulated deficit                                                     (58)
                                                               -----------------

             Total stockholders' equity                      $             5,799
                                                               -----------------


             Total liabilities and stockholders' equity      $            23,237
                                                               =================

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                             STATEMENT OF OPERATIONS

                      Three Months ended December 31, 1998

                        (In thousands except share data)

                                   (Unaudited)

Revenue
     Property gross revenue                                  $         2,372
     Other income                                                         19
                                                               --------------

              Total revenue                                  $         2,391
                                                               --------------


Expenses
     Property operating expenses                             $         2,004
     Administrative and overhead expenses                                179
     Interest expense                                                    233
     Depreciation                                                        153
                                                               --------------

              Total expenses                                 $         2,568
                                                               --------------


              Net loss                                       $         (177)
                                                               =============


              Basic loss per common share                    $
                                                                      (0.18)
                                                               =============

                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                      Three Months ended December 31, 1998

                        (In thousands except share data)

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
                                          =============      =============      =============      =============


                               AGEMARK CORPORATION

                             STATEMENT OF CASH FLOWS

                      Three Months Ended December 31, 1998

                                 (In thousands)

                                   (Unaudited)



CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     $         (177)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation                                                         153
       Change in assets and liabilities:
          Decrease in other assets                                           95
          Increase in accounts payable and accrued liabilities              135
                                                                   -------------

            Net cash provided by operating activities            $          206
                                                                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                          $         (156)
                                                                   -------------

            Net cash used in investing activities                $         (156)
                                                                   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable                          $         (512)
    New loan costs paid                                                    (116)
                                                                   -------------

            Net cash used in financing activities                $         (628)
                                                                   -------------

            Net decrease in cash and cash equivalents            $         (578)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              1,469
                                                                   -------------

            Cash and cash equivalents, end of period             $          891
                                                                   =============

SUPPLEMENTAL DISCLOSURES
     Cash payments for:
       Interest                                                  $          139
                                                                   =============
       Taxes                                                     $            0
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

          For the three months ended December 31, 1998, the Company paid rent for the Company's headquarters in Berkeley, California in the amount of $6,000 pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease will automatically renew unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

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

          Effective January 1, 1999, options to purchase up to a total of 210,416 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

                                   Exercise                Date
                Share              Price                   Fully
                Granted            Per Share              Vested
                -------            ---------              ------

                166,666              $1.10            July 1, 1999
                  1,000               1.00            January 1, 2000
                 42,750               1.00            January 1, 2003

          Effective April 1, 1999, options to purchase up to a total of 18,748 shares of common stock were granted at an exercise price of $1.00 per share to other employees of the Company. These options become fully vested on April 1, 2001.

          The Board of Directors of the Company determined at the time of grants that the estimated fair market value of the Company's common stock was $1.00 per share based on the following considerations: there was no public market for the stock; the Company and the contributing Partnerships had no operating profit history; the Plan of Reorganization prohibits the Company from declaring any dividends on its common stock until certain notes payable assumed pursuant to the Plan of Reorganization are paid in full or otherwise satisfied; a significant portion of the Company's cash flow for at least the near term is expected to be devoted to debt service; and transactions affecting 50,000 shares had been effected at that time between the former general partner of the contributing Partnerships and certain limited partners where the limited partnership interests were purchased by the general partner at an equivalent value of approximately $1.00 per share.

          The Company believes that the stock option grants are not compensatory and that therefore they do not have a dilutive effect on the calculation of earnings per share.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits.
              --------

              Exhibit No.             Description
              ----------              -----------

                  27*                  Financial Data Schedule



     *    Previously filed.


     (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AGEMARK CORPORATION



February 11, 2000                             /s/ RICHARD J. WESTIN
                                        ----------------------------------------
                                                  Richard J. Westin,
                                                Chief Executive Officer



February 11, 2000                              /s/ JAMES P. TOLLEY
                                        ----------------------------------------
                                                   James P. Tolley,
                                              Chief Financial Officer and
                                               Chief Accounting Officer

                                  EXHIBIT INDEX

                      TO QUARTERLY REPORT ON FORM 10-QSB/A

                             FOR AGEMARK CORPORATION


Exhibit No.               Exhibit Description
-----------               -------------------

     27*                  Financial Data Schedule



*Previously filed.