Form 10QSB/A
period 1999-03-31
AGEMARK CORP
filed 2000-02-16
CIK 1077641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                         -----------------------------

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

      For the transition period from ________________ to __________________

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

                         -----------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days. Yes X No   .
            --    --
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes X No
                                               --    --

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

     Transitional Small Business Disclosure Format (check one): Yes      No X
                                                                    ---    ---

                                TABLE OF CONTENTS


                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements...............................................  2


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K...................................  8


SIGNATURES   ...............................................................  9

Exhibit Index............................................................... 10

                                     PART I

                              FINANCIAL INFORMATION

Item 1.  Financial Statements

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                 March 31, 1999

                        (In thousands except share data)

                                   (Unaudited)

                                   A S S E T S

Cash and cash equivalents                                     $             758

Property and equipment, net                                              21,375

Deferred tax assets                                                         445

Loan costs                                                                   61

Other assets                                                                259

                                                              -----------------

             Total assets                                    $           22,898
                                                              =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued liabilities                 $            2,188

    Notes payable                                                        15,043

                                                              -----------------

             Total liabilities                               $           17,231
                                                              -----------------

STOCKHOLDERS' EQUITY
    Common stock, stated value $.001, 20,000,000 shares
     authorized, 1,000,000 shares issued and outstanding     $                1
    Additional paid in capital                                            5,856
    Accumulated deficit                                                   (190)
                                                              -----------------

             Total stockholders' equity                      $            5,667
                                                              -----------------

             Total liabilities and stockholders' equity      $           22,898
                                                              =================

                 See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                             STATEMENT OF OPERATIONS

                        (In thousands except share data)

                                   (Unaudited)


                                                     Three Months Ended          Six Months Ended
                                                          March 31,                   March 31,
                                                --------------------------   -------------------------
                                                   1999           1998          1999         1998
                                                ------------   -----------   -----------  ------------
Revenue
    Property gross revenue                    $       2,441  $        306  $      4,813 $         306
    Other income                                         23           -              42           -
                                                ------------   -----------   -----------  ------------

            Total revenue                     $       2,464  $        306  $      4,855 $         306
                                                ------------   -----------   -----------  ------------


Expenses
    Property operating expenses               $       1,983  $        245  $      3,987 $         245
    Administrative and overhead expenses                232                         411             -
    Interest expense                                    226            77           459            77
    Depreciation                                        154            32           307            32
                                                ------------   -----------   -----------  ------------

            Total expenses                    $       2,595  $        354  $      5,164 $         354
                                                ------------   -----------   -----------  ------------


            Net loss                          $       (131)  $       (48)  $      (309) $        (48)
                                                ============   ===========   ===========  ============


            Basic loss per common share       $      (0.13)  $   (240.00)  $     (0.31) $    (240.00)
                                                ============   ===========   ===========  ============





                See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                         Six Months Ended March 31, 1999

                                 (In thousands)

                                   (Unaudited)


                                                             Additional         Retained
                                            Common            Paid-In           Earnings
                                            Stock             Capital           (Deficit)              Total
                                            -----             -------           ---------              -----

Balance, September 30, 1998            $            1     $        5,856     $          119     $        5,976



Net loss                                                                              (309)              (309)

                                         -------------      -------------      -------------      -------------



Balance, March 31, 1999                $            1     $        5,856     $        (190)     $        5,667
                                         =============      =============      =============      =============


                See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                             STATEMENT OF CASH FLOWS


                                 (In thousands)

                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                March 31,
                                                                                        ---------------------------
                                                                                             1999           1998
                                                                                        ---------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                          $        (309)     $    (48)
    Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                              307           32
       Change in assets and liabilities:
          Decrease (increase) in other assets                                                    109           (9)
          Increase (decrease)in accounts payable and accrued liabilities                        (54)           10
                                                                                      ---------------  ------------

              Net cash provided by (used in) operating activities                     $           53     $    (15)
                                                                                      ---------------  ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                               $        (184)     $     (1)
                                                                                      ---------------  ------------

              Net cash used in investing activities                                   $        (184)     $     (1)
                                                                                      ---------------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable                                               $        (529)     $       -
    New loan costs paid                                                                         (51)             -
                                                                                      ---------------  ------------

              Net cash used in financing activities                                   $        (580)     $       0
                                                                                      ---------------  ------------

              Net decrease in cash and cash equivalents                               $        (711)           (16)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                 1,469            26
                                                                                      ---------------  ------------

              Cash and cash equivalents, end of period                                $          758            10
                                                                                      ===============  ============

SUPPLEMENTAL DISCLOSURES
    Cash payments for:

       Interest                                                                       $          168            77
                                                                                      ===============   ===========
       Taxes                                                                          $            0             0
                                                                                      =============================


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

Note 2. Transactions With Affiliates

          The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. EMI is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 4.5% of gross income paid monthly. For the three and six months ended March 31, 1999, management fees of $109,845 and $217,212, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI. At March 31, 1999, accounts payable includes $41,964 owed by the Company to EMI.

          For the three and six months ended March 31, 1999, the Company paid rent for the Company's headquarters in Berkeley, California in the amount of $6,000 and $12,000, respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease will automatically renew unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

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

                                    AGEMARK CORPORATION



February 11, 2000                            /s/ RICHARD J. WESTIN
                                    --------------------------------------------
                                              Richard J. Westin,
                                            Chief Executive Officer



February 11, 2000                             /s/ JAMES P. TOLLEY
                                   ---------------------------------------------
                                               James P. Tolley,
                                          Chief Financial Officer and
                                           Chief Accounting Officer

                                  EXHIBIT INDEX

                      TO QUARTERLY REPORT ON FORM 10-QSB/A

                             FOR AGEMARK CORPORATION


Exhibit No.                         Exhibit Description
-----------                         -------------------

     27                             Financial Data Schedule