Form 10QSB/A
period 1999-06-30
AGEMARK CORP
filed 2000-02-16
CIK 1077641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549



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

           For the transition period from ____________ to ____________

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

     Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                     ---     ---

                                TABLE OF CONTENTS


                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements..................................................2


PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K......................................8


SIGNATURES   ..................................................................9

EXHIBIT INDEX.................................................................10

                         PART I -- FINANCIAL INFORMATION

                          Item 1. Financial Statements.

                               AGEMARK CORPORATION

                                  BALANCE SHEET
                                  June 30, 1999
                        (In thousands except share data)
                                   (Unaudited)


      ASSETS
      Cash and cash equivalents                                $             854
      Property and equipment, net                                         21,323
      Deferred tax assets                                                    445
      Loan costs                                                              61
      Other assets                                                           271
                                                                ----------------

               Total assets                                    $          22,954
                                                                ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

      LIABILITIES
          Accounts payable and accrued liabilities             $           2,318
          Notes payable                                                   15,035
                                                                ----------------

               Total liabilities                                          17,353
                                                                ----------------

      STOCKHOLDERS' EQUITY
          Common stock, stated value $.001, 20,000,000 shares
           authorized, 1,000,000 shares issued and outstanding                 1
          Additional paid in capital                                       5,856
          Accumulated deficit                                              (256)
                                                                ----------------

               Total stockholders' equity                                  5,601
                                                                ----------------

               Total liabilities and stockholders' equity      $          22,954
                                                                ================

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                             STATEMENT OF OPERATIONS

                        (In thousands except share data)

                                   (Unaudited)


                                                                         Three Months Ended          Nine Months Ended
                                                                              June 30,                   June 30,
                                                                    -------------------------------------------------------
                                                                       1999          1998          1999          1998
                                                                    ------------  ------------   ----------  --------------
Revenue
    Property gross revenue                                        $       2,454 $       1,202  $     7,267 $         1,508
    Other income                                                              6             -           48               -
                                                                    ------------  ------------   ----------  --------------

              Total revenue                                               2,460         1,202        7,315           1,508
                                                                    ------------  ------------   ----------  --------------


Expenses
    Property operating expenses                                           1,966         1,042        5,953           1,287
    Administrative and overhead expenses                                    196            88          607              88
    Interest expense                                                        210            95          669             172
    Depreciation                                                            154            85          461             117
                                                                    ------------  ------------   ----------  --------------

              Total expenses                                              2,526         1,310        7,690           1,664
                                                                    ------------  ------------   ----------  --------------

              Net loss                                            $        (66) $       (108)  $     (375) $         (156)
                                                                    ============  ============   ==========  ==============


              Basic loss per common share                         $      (0.07) $    (540.00)  $    (0.38) $      (780.00)
                                                                    ============  ============   ==========  ==============


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

          For the three and nine months ended June 30, 1999, the Company paid rent for the Company's headquarters in Berkeley, California in the amount of $6,000 and $18,000, respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease will automatically renew unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

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