Form 10QSB
period 2000-03-31
AGEMARK CORP
filed 2000-05-12
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                      ------------------------------------

                                  FORM 10-QSB

     (MARK ONE)

       [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

                      ------------------------------------


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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court.  Yes  X    No ____.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on June 30, 1999, was 1,000,000.

     Transitional Small Business Disclosure Format (check one):  Yes ___  No  X

                               TABLE OF CONTENTS


                                                                          PAGE
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements......................................       2

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................       10

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..........................       12

SIGNATURES   .......................................................       13

EXHIBIT INDEX.......................................................       14

                        PART I -- FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                        INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and
Board of Directors of
Agemark Corporation


We have reviewed the accompanying balance sheet of AGEMARK CORPORATION (a Nevada corporation) as of March 31, 2000, and the related statement of stockholders' equity for the six-month period then ended and statements of operations for the three-month and six-month periods ended March 31, 2000 and 1999 and statements of cash flows for the six-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


                                                  TIMPSON GARCIA

OAKLAND, CALIFORNIA

May 5, 2000

                              AGEMARK CORPORATION

                                 BALANCE SHEET

                                 MARCH 31, 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   UNAUDITED

                                  A S S E T S

Cash and cash equivalents                                 $           369
Property and equipment, net                                        21,058
Deferred tax assets                                                   445
Loan costs                                                             30
Other assets                                                          274
                                                           ---------------

          Total assets                                    $        22,176
                                                           ===============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued liabilities              $         1,799
    Notes payable                                                  14,995
                                                           ---------------

          Total liabilities                               $        16,794
                                                           ---------------


STOCKHOLDERS' EQUITY
    Common stock, stated value $.001, 20,000,000
     shares authorized, 1,000,000 shares issued
     and outstanding                                      $             1
    Additional paid in capital                                      5,856
    Retained earnings                                                (475)
                                                           ---------------

          Total stockholders' equity                      $         5,382
                                                           ---------------

          Total liabilities and stockholders' equity      $        22,176
                                                           ===============

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF OPERATIONS

                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                                         Three Months Ended           Six Months Ended
                                                                             March 31,                    March 31,
                                                                     --------------------------  ----------------------------
                                                                        2000           1999          2000          1999
                                                                     --------------------------------------------------------
Revenue
    Property gross revenue                                         $       2,544  $       2,441  $       5,080  $       4,813
    Other income                                                              11             23             16             42
                                                                     -----------    -----------    ------------   -----------


              Total revenue                                        $       2,555  $       2,464  $       5,096  $       4,855
                                                                     -----------    -----------    ------------   -----------


Expenses
    Property operating expenses                                    $       2,160  $       1,983  $       4,380  $       3,987
    Administrative and overhead expenses                                     233            232            411            411
    Interest expense                                                         238            226            479            459
    Depreciation                                                             157            154            315            307
                                                                     -----------    -----------    ------------   -----------

              Total expenses                                       $       2,788  $       2,595  $       5,585  $       5,164
                                                                     -----------    -----------    ------------   -----------


              Net loss                                             $       (233)  $       (131)  $       (489)  $       (309)
                                                                     -----------    -----------    ------------   -----------


              Basic loss per common share                          $      (0.23)  $      (0.13)  $      (0.49)  $      (0.31)
                                                                     ===========    ===========    ===========    ===========

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED MARCH 31, 2000

                                 (IN THOUSANDS)

                                   (UNAUDITED)






                                                                          Additional
                                                         Common            Paid-In            Retained
                                                         Stock             Capital            Earnings            Total
                                                         -----             -------            --------            -----
Balance, September 30, 1999                         $            1     $        5,856     $           14     $       5,976



Net (loss)                                                                                         (489)             (489)
                                                      -------------      -------------      -------------      ------------




Balance, March 31, 2000                             $            1     $        5,856     $        (475)     $       5,487
                                                      =============      =============      =============      ============




See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                                         Six Months Ended
                                                                                                             March 31,
                                                                                                     --------------------------
                                                                                                      2000             1999
                                                                                                      ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                              $    (489)      $     (309)
    Adjustments to reconcile net income (loss) to
      net cash provided by operating activities:
       Depreciation                                                                                      315               307
       Change in assets and liabilities:
         Decrease (increase) in other assets                                                              89               109
         Increase (decrease) in accounts payable and accrued liabilities                                (162)              (54)
                                                                                                     --------        ----------

            Net cash (used in) provided by operating activities                                    $    (247)      $        53
                                                                                                     --------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                                            $    (112)      $      (184)
                                                                                                     --------        ----------

            Net cash used in investing activities                                                  $    (112)      $      (184)
                                                                                                     --------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable                                                                  (22)             (529)
    New loan costs paid                                                                                  (30)              (51)
                                                                                                     --------        ----------

            Net cash used in financing activities                                                  $    (52)       $      (580)
                                                                                                     --------        ----------

            Net decrease in cash and cash equivalents                                              $    (411)      $      (711)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                           780             1,469
                                                                                                     --------        ----------

            Cash and cash equivalents, end of period                                               $     369       $       758
                                                                                                     ========        ==========

SUPPLEMENTAL DISCLOSURES
    Cash payments for:
      Interest                                                                                     $     337       $       316
                                                                                                     ========        ==========
      Taxes                                                                                        $       0       $         0
                                                                                                     ========        ==========


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

NOTE 2.      TRANSACTIONS WITH AFFILIATES

             The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. EMI is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 4.5% of gross income paid monthly. For the three and six months ended March 31, 2000 management fees of $114,589 and $228,586, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI. At March 31, 2000, accounts payable includes $38,124 owed by the Company to EMI.

             For the three and six months ended March 31, 2000 and 1999, the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 and $12,000, respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

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

             The Board of Directors of the Company has estimated the value of the Company's common stock at $1.00 per share based on the following considerations: there is no public

                              AGEMARK CORPORATION

                         NOTES TO FINANCIAL STATEMENTS



NOTE 3.      EMPLOYEE STOCK INCENTIVE PLAN (CONTINUED)

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         Property gross revenue increased from $2,441,000 in the three months ended March 31, 1999 to $2,544,000 in the three months ended March 31, 2000 reflecting generally higher rental rates. Property operating expenses also increased in the 2000 period to $2,160,000 from $1,983,000 in the 1999 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses increased from $232,000 in 1999 to $233,000 in 2000. Interest expense was $238,000 for the three months ended March 31, 2000 compared to $226,000 for the three months ended March 31, 1999 reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $157,000 in 2000 compared to $154,000.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO THE SIX MONTHS ENDED
MARCH 31, 1999

         Property gross revenue increased from $5,080,000 in the six months ended March 31, 1999 to $4,813,000 in the six months ended March 31, 2000 reflecting generally higher rental rates. Property operating expenses also increased in the 2000 period to $4,380,000 from $3,987,000 in the 1999 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses were the same in both periods at $411,000. Interest expense was $479,000 for the six months ended March 31, 2000 compared to $459,000 for the six months ended March 31, 1999 reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $315,000 in 2000 compared to $307,000.


LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the six months ended March 31, 2000 was $247,000. The largest single expenditure during the period was to pay off the previously appealed taxes and interest on the Port Huron, MI facility in the amount of $247,000.

         The Company's investing activities for the six months ended March 31, 2000 used $112,000 for improvements to the Company's properties. Capital expenditures were primarily concentrated on the Company's property in Dickinson, ND.

         The Company's financing activities used $52,000 during six months ended March 31, 2000. Regularly scheduled principal payments of $22,000 were paid on tax notes.

         Cash and cash equivalents at March 31, 2000 totaled $306,000, down $411,000 from September 30, 1999. The principal cause of this decrease was the one-time payment of $247,000 to retire the entire amount of the appealed real property taxes and interest on the Company's facility in Port Huron, MI. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that new sources of capital, such as the refinancing of its portfolio of properties, will be necessary to meet its long-term cash requirements as presently contemplated.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)      EXHIBITS.

              EXHIBIT NO.             DESCRIPTION
              -----------             -----------

                  27                  Financial Data Schedule


     (b) REPORTS ON FORM 8-K. The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AGEMARK CORPORATION



May 12, 2000                                /S/ RICHARD J. WESTIN
                                        --------------------------------
                                               Richard J. Westin,
                                             Chief Executive Officer



May 12, 2000                                 /S/ JAMES P. TOLLEY
                                        ---------------------------------
                                                 James P. Tolley,
                                            Chief Financial Officer and
                                             Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION


EXHIBIT NO.              EXHIBIT DESCRIPTION
-----------              -------------------
     27                  Financial Data Schedule