Form 10KSB/A
period 1999-09-30
AGEMARK CORP
filed 2000-05-24
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)


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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable.

         Transitional Small Business Disclosure Format (check one):
Yes  [   ]  No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.........................................................................1
   Item 1.  DESCRIPTION OF BUSINESS............................................1
   Item 2.  DESCRIPTION OF PROPERTY...........................................12
   Item 3.  LEGAL PROCEEDINGS.................................................13
   Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13
PART II.......................................................................14
   Item 5.  MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS...........14
   Item 6.  Management's Discussion and Analysis OR PLAN OF OPERATION.........14
   Item 7.  FINANCIAL STATEMENTS..............................................20
   Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..........................................40
PART III......................................................................40
   Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS......40
   Item 10. Executive Compensation............................................41
   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
            AND MANAGEMENT....................................................42
   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................44
   Item 13. FINANCIAL STATEMENTS AND EXHIBITS.................................45

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

                        (Amounts in thousands of dollars)
                                                           Accumulated      Net Book       Write         Plan
         Property           Transferred      Historical    Depreciation       Value          Up        of Reorg.
         Location             From              Value        12/31/97       12/31/97       (Down)         Value
         --------             ----              -----        --------       --------        ----          -----
         Beatrice, NE         HHS I             $ 2,742          $ 888        $ 1,854      $ (618)        $ 1,236
         Cumberland, MD       HHS I               2,188            635          1,553        2,315          3,868
         Hastings, NE         HHS I               3,211          1,120          2,091          198          2,289
         Chanute, KS          HHS II              2,602            750          1,852        (901)            951
         Rock Island, IL      HHS II              4,345          1,212          3,133        (735)          2,398
         Fort Madison, IA     HHS III             3,460            781          2,679        (464)          2,215
         Manitowoc, WI        HHS III             3,642            693          2,949      (2,154)            795
         Port Huron, IL       PIF I               1,090              0          1,090           86          1,176
         Dickinson, ND        Private             1,380            380          1,000        1,273          2,273
         Williston, ND        Private             1,932            538          1,394        2,978          4,372
                                            ------------  -------------  -------------   ----------   ------------
                                               $ 26,592        $ 6,997       $ 19,595      $ 1,978       $ 21,573
                                            ============  =============  =============   ==========   ============

         In connection with the transfers of the facilities, the Company also assumed various notes payable. The following is a summary of the notes payable assumed by the Company:

                        (Amounts in thousands of dollars)

       arrying value of notes (including accrued
        interest) by the Partnerships                               $  24,186

       ess forgiveness of debt recognized by the Partnerships           8,595
                                                                   ----------


                    Notes payable assumed by the Company          $    15,591
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

ITEM 2.  DESCRIPTION OF PROPERTY.


         The following table sets forth, as of September 30, 1999, certain information as to the facilities owned by the Company:

                                                               NO. OF        YEAR ORIG.        YEAR
FACILITY LOCATION (FACILITY NAME)                               BEDS            BUILT       REOPENED(1)
----------------------------------------------------------  -------------  -------------  --------------
Rock Island, Illinois (The Fort Armstrong)                       92             1926           1990
Fort Madison, Iowa (The Kensington)                              75             1954           1988
Chanute, Kansas (The Tioga)                                      55             1929           1990
Cumberland, Maryland (The Kensington Algonquin)                  86             1926           1989
Port Huron, Michigan (The Harrington Inn)                        72             1896           1990
Beatrice, Nebraska (The Kensington Paddock)                      64             1934           1989
Hastings, Nebraska (The Kensington)                              80             1914           1988
Dickinson, North Dakota (The Evergreen Retirement Inn)           78             1980           1990
Williston, North Dakota (The Kensington)                         115            1983           1988
Manitowoc, Wisconsin (Hotel Manitowoc) (2)                       50             1927           1993
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

Twelve Months Ended September 30, 1999 Compared to the Twelve Months Ended September 30, 1998

         Property gross revenue increased from $3,757,000 for the period ended September 30, 1998 to $9,785,000 for the twelve months ended September 30, 1999 primarily due to the difference in the number of properties in each period.

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

         Property operating expenses increased from $3,304,000 in the 1998 period to $8,065,000 in the 1999 period reflecting primarily the costs of operating ten properties for all twelve months in 1999 versus the operations of varying numbers of properties for varying numbers of months in 1998.

         Administrative and overhead expenses increased from $212,000 in the 1998 period to $915,000 in the 1999 period. The increase primarily reflects twelve months of operations in the period ended September 30, 1999 versus five months of operations during the period ended September 30, 1998. Administrative and overhead expenses for the 1999 period consists of $537,000 in salaries and other personnel-related costs including employee benefits, payroll taxes and travel expenses; legal and accounting expenses of $145,000; office and occupancy costs of $28,000; and other administrative costs of $205,000. Within other administrative costs are $61,000 of expenses paid and capitalized during the 1998 period for reports and appraisals required to refinance debt which were expensed in 1999 when financing was not obtained and $65,000 of professional fees earned by property tax consultants upon the reduction of taxes and interest discussed above.

         During the year ended September 30, 1998, a net deferred tax asset of $445,000 was recorded to reflect the minimum benefit the Company expects it will receive from the differences between the higher carrying amounts for income tax purposes of the property and equipment transferred to the Company pursuant to the Plan than the lower amounts reported for financial statement purposes. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. During 1999 income tax expense was $2,000.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased from $1,469,000 at September 30, 1998 to $780,000 at September 30, 1999. Net cash provided by operations was $244,000 in the 1999 period versus $58,000 in the 1998 period primarily due to the difference in the number of properties in each period.

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

         Notes payable (in thousands) consist of the following at September 30, 1999:

         Notes secured by real estate:
                Regular mortgage notes                      $      9,277
                Rock Island mortgage note                          4,171
                Superfirst note                                      885
                Reimbursement notes                                  392
                Other notes                                           50
                                                            ------------

                       Total secured notes                  $     14,775

            Tax notes                                                242
                                                            ------------

                       Total notes payable                  $     15,017
                                                            ============

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



                                                                  TIMPSON GARCIA

OAKLAND, CALIFORNIA
December 22, 1999

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                               SEPTEMBER 30, 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   A S S E T S

Cash and cash equivalents                                         $        780
Property and equipment, net                                             21,261
Deferred tax assets                                                        445
Other assets                                                               363
                                                                   ------------

                             Total assets                         $     22,849
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued liabilities                        $      1,961
  Notes payable                                                         15,017
                                                                   ------------

                             Total liabilities                    $     16,978
                                                                   ------------

STOCKHOLDERS' EQUITY

  Common stock, stated value $.001, 20,000,000                    $
    shares authorized, 1,000,000 shares issued and
    outstanding                                                              1
  Additional paid in capital                                             5,856
  Retained earnings                                                         14
                                                                   ------------

                           Total stockholders' equity             $      5,871
                                                                   ------------

                           Total liabilities and stockholders'
                           equity                                 $     22,849
                                                                   ============


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                              1999              1998
                                                              ----              ----

Revenue
    Property gross revenue                                 $    9,785        $   3,757
    Other income                                                  592                4
                                                            ----------        ---------

                  Total revenue                            $   10,377        $   3,761
                                                            ----------        ---------
Expenses
    Property operating expenses                            $    8,065        $   3,304
    Administrative and overhead expenses                          913              212
    Interest expense                                              885              303
    Depreciation                                                  617              268
                                                            ----------        ---------

                  Total expenses                           $   10,480        $   4,087
                                                            ----------        ---------

                  (Loss) before income taxes               $    (103)        $   (326)

Income tax expense (benefit)                                        2            (445)
                                                            ----------        ---------

                  Net income (loss)                        $    (105)        $     119
                                                            ==========        =========

                  Basic earnings (loss) per common share   $   (0.10)        $   40.49
                                                            ==========        =========

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                Additional
                                              Common              Paid-In            Retained
                                              Stock               Capital            Earnings           Total
                                        ---------------      ----------------       ------------       -----------

Balance, October 1, 1997               $      -             $       -              $     -            $      -


Common stock issued for
  net assets acquired                                 1                 5,856                                5,857


Net income                                                                                   119               119

                                        ---------------      ----------------       ------------       -----------


Balance, September 30, 1998            $              1     $           5,856      $         119      $      5,976


Net (loss)                                                                                 (105)             (105)

                                        ---------------      ----------------       ------------      ------------


Balance, September 30, 1999            $              1     $           5,856      $          14      $      5,871
                                        ===============      ================       ============       ===========


See accompanying notes to financial statements.

                               AGEMARK CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Years Ended September 30, 1999 and 1998

CASH FLOWS FROM INVESTING ACTIVITIES
      Net income (loss)                                                            $       (105)   $       119
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Depreciation                                                                       617           268
          Deferred income taxes                                                                0         (445)
          Prepetition liabilities settled or compromised                                   (223)
          Real property taxes and accrued interest reduced on appeal                       (315)
          Change in assets and liabilities:
               (Increase) decrease in other assets                                            15           (9)
               Increase in accounts payable and accrued liabilities                          256           125
                                                                                     ------------    ----------
                                       Net cash provided by operating activities   $         245   $        58
                                                                                     ------------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property in Sedalia, MO                                $           0   $       375
      Additions to property and equipment                                                  (380)         (193)
                                                                                     ------------    ----------

                                       Net cash provided by investing activities   $       (380)   $       182
                                                                                     ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Cash acquired in connection with issuance of common stock                    $           0   $     1,259
      Principal payments on notes payable                                                  (554)          (20)
      New loan costs paid                                                                      0          (10)
                                                                                     ------------    ----------
                   Net cash provided by financing activities                       $       (554)   $     1,229
                                                                                     ------------    ----------
                   Net increase in cash and cash equivalents                       $       (689)   $     1,469
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               1,469             0
                                                                                     ------------    ----------
                   Cash and cash equivalents, end of year                          $         780   $     1,469
                                                                                     ============    ==========
SUPPLEMENTAL DISCLOSURES Cash payments for:
          Interest                                                                 $         617   $       242
                                                                                     ============    ==========
          Taxes                                                                    $           2   $         0
                                                                                     ============    ==========
      Noncash investing and financing transaction: Common stock issued for net assets acquired:
               Property and equipment acquired                                                     $    21,948
               Other assets acquired                                                                       359
               Notes payable assumed                                                                  (15,591)
               Other liabilities assumed                                                               (2,118)
                                                                                                     ----------
                                                Value of noncash assets acquired                   $     4,598
               Cash and cash equivalents acquired                                                        1,259
                                                                                                     ----------
                                                        Value of assets acquired                   $     5,857
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

                                        6

                                   (Continued)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

                                        7

                                   (Continued)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3.      PROPERTY AND EQUIPMENT

             Property and equipment (in thousands) consists of the following at September 30, 1999:

                                                      Plan
                                                     Values              Cost               Total
                                                  ------------       ------------       -----------

             Land                                 $      1,035       $      -           $     1,035
             Buildings                                  18,345                372            18,717
             Personal property                           2,193                201             2,394
                                                  ------------       ------------       -----------

                                                  $     21,573       $        573       $    22,146
                                                   ===========        ===========
             Less accumulated depreciation                                                      885
                                                                                        -----------
                                                                                        $    21,261
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

                                          Trans-                          Accum.       Net Book         Write
                     Property              Ferred        Historical       Depr.          Value            Up          Plan
                     Location              From            Value        12/31/97       12/31/97        (DOWN)       Values
                                                                        --------       --------         ----

             Beatrice, NE                  HHS I        $      2,742   $       888    $     1,854     $   (618)    $    1,236
             Cumberland, MD                HHS I               2,188           635          1,553         2,315         3,868
             Hastings, NE                  HHS I               3,211         1,120          2,091           198         2,289
             Chanute, KS                  HHS II               2,602           750          1,852         (901)           951
             Rock Island, IL              HHS II               4,345         1,212          3,133         (735)         2,398
             Fort Madison, IA             HHS III              3,460           781          2,679         (464)         2,215
             Manitowoc, WI                HHS III              3,642           693          2,949       (2,154)           795
             Port Huron, IL                PIF I               1,090             0          1,090            86         1,176
             Dickinson, ND                Private              1,380           380          1,000         1,273         2,273
             Williston, ND                Private              1,932           538          1,394         2,978         4,372
                                                        -------------  ------------   ------------    ----------   -----------

                                                        $     26,592   $     6,997    $    19,595     $   1,978    $   21,573
                                                        =============  ============   ============    ==========   ===========

                                   (Continued)
                                        9

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

                          NOTES TO FINANCIAL STATEMENTS

NOTE 5.      NOTES PAYABLE

             Notes payable (in thousands) consist of the following at September
30, 1999:

                    Notes secured by real estate:
                         Regular mortgage notes               $      9,277
                         Rock Island mortgage note                   4,171
                         Superfirst note                               885
                         Reimbursement notes                           392
                         Other notes                                    50
                                                              ------------

                                Total secured notes           $     14,775
                     Tax notes                                         242
                                                               -----------

                                Total notes payable           $     15,017
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

                                   (Continued)
                                       11

                          NOTES TO FINANCIAL STATEMENTS

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

                                   (Continued)
                                       12

                          NOTES TO FINANCIAL STATEMENTS

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

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.      INCOME TAXES

             Income taxes (in thousands) for the years ended September 30, 1999 and 1998 consisted of the following:
                                                                              1999              1998
                                                                              ----              ----
             Current:
                  Federal                                                  $         0       $        0
                  State franchise taxes                                              2                0
                                                                           -----------       ----------
                                                                           $         2       $        0
             Deferred federal tax (benefits)                                         0             (445)
                                                                           -----------       ----------

             Income tax expense (benefit)                                  $         2       $     (445)
                                                                           ===========       ==========

             The following is a reconciliation (in thousands) of the federal statutory income tax amount on income to the provision for income tax benefit:
                                                                               1999              1998
                                                                               ----              ----
             Federal statutory income tax (benefit) at 34%                 $      (202)      $   (1,053)
             State franchise taxes                                                   2                0
             Valuation allowance increase during the period                        202              608
                                                                           -----------       ----------
             Income tax expense (benefit)                                  $         2       $     (445)
                                                                           ===========       ==========

             A summary (in thousands) of the deferred tax assets at September
30, 1999 follows:

                                                                           Estimated                              Net
                                                                           Deferred          Valuation
                                                                           Deferred
                                                                           Tax Asset         Allowance         Tax Asset
                                                                           -----------       ----------        ----------

             Difference in basis of property and equipment                 $       890       $      445        $      445
             Accrued compensated absences                                           21               21                 0
             Net operating loss carryforward                                       344              344                 0
                                                                           -----------       ----------        ----------
                                                                           $     1,255       $      810        $      445
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

             For the year ended September 30, 1998, the weighted average common shares outstanding was 2,939 shares for the calculation of basic earnings per common share. The weighted average common shares outstanding was computed as follows:

                                                                                   Weighted
                             Shares                             Fraction            Average
                      Dates Outstanding                       Outstanding          of Period            Shares
                      -----------------                       -----------          ---------            ------
             October 1, 1997 to September 29, 1998                  200             364/365                  199
             September 30, 1998:
                - Cancellation of shares issued
                   at incorporation                                (200)
                - Issuance of shares
                   to partnerships                            1,000,000                1/365               2,740
                                                                                                     -----------
                                                                                                           2,939
                                                                                                     ===========

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

                                   (Continued)
                                       15

                          NOTES TO FINANCIAL STATEMENTS

             The options will vest as follows:

                                         Exercise                    Date
                     Shares                 Price                    Fully
                    Granted              Per Share                  Vested
                    -------              ---------                  ------
                    166,666                $ 1.10              July 1, 1999
                      1,000                  1.00              January1,  2000
                     42,750                  1.00              January1,  2003
                     18,748                  1.00              April 1, 2003

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

                               AGEMARK CORPORATION
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               September 30, 1999

       Column A       Column B           Column C        Column D                  Column E

                                                           Costs
                                                        Capitalized
                                                       (Charged Off)
                                                        Subsequent
                                      Initial Cost          to                 Gross Amount at Which
                                       to Company       Acquisition        Carried at Close of Period
                                  --------------------  ------------   ------------------------------------
    Description    Encumbrances     Land     Buildings  Improvements      Land       Buildings      Total
-----------------  ------------   --------   ---------  ------------   -----------   ---------    ---------
 Assisted Living
        Facility
   Williston, ND   $     2,550    $     74   $   3,860  $        113   $        74   $   3,973    $   4,047

 Assisted Living
        Facility
    Beatrice, NE         1,277          14       1,083           137            14       1,220        1,234

 Assisted Living
        Facility
  Port Huron, MI             *          98         902             9            98         911        1,009

 Apartment House
   Manitowoc, WI             *         286         491            14           286         505          791

 Assisted Living
        Facility
     Chanute, KS             -           7         868             4             7         872          879

 Assisted Living
        Facility
  Cumberland, MD             -         187       3,388            36           187       3,424        3,611

 Assisted Living
        Facility
 Rock Island, IL         4,171         189       1,855             9           189       1,864        2,053

 Assisted Living
        Facility
Fort Madison. IA         2,215          52       1,915            18            52       1,933        1,985

 Assisted Living
        Facility
    Hastings, NE         2,289          92       1,892             2            92       1,894        1,986

 Assisted Living
        Facility
   Dickinson, ND         2,273          36       2,091            30            36       2,121        2,157
                   ------------   --------   ---------  ------------   -----------   ---------    ---------
          Totals   $     14,775   $  1,035   $  18,345  $        372   $     1,035   $  18,717    $  19,752
                   ============   ========   =========  ============   ===========   =========    =========



       Column A         Column F       Column G   Column H    Column I


                      Accumulated
                      Depreciation
                          and          Date of       Date
    Description       Amortization   Construction  Acquired      Life
-----------------     ------------   ------------  --------     ------
 Assisted Living
        Facility
   Williston, ND      $        172       1983        1/1/98     40 yr.

 Assisted Living
        Facility
    Beatrice, NE                43       1934        4/1/98     40 yr.

 Assisted Living
        Facility
  Port Huron, MI                34       1896        4/1/98     40 yr.

 Apartment House
   Manitowoc, WI                18       1927        4/1/98     40 yr.

 Assisted Living
        Facility
     Chanute, KS                33       1929        4/1/98     40 yr.

 Assisted Living
        Facility
  Cumberland, MD               128       1926        4/1/98     40 yr.

 Assisted Living
        Facility
 Rock Island, IL                58       1926        7/1/98     40 yr.

 Assisted Living
        Facility
Fort Madison. IA                60       1954        7/1/98     40 yr.

 Assisted Living
        Facility
    Hastings, NE                59       1914        7/1/98     40 yr.

 Assisted Living
        Facility
   Dickinson, ND                65       1980        7/1/98     40 yr.
                      ------------
          Totals      $        670
                      ============

  * The notes totaling
        $1,277,000 are
  secured by a blanket
       mortgage on the
         properties in
    Beatrice, NE, Port
         Huron, MI and
        Manitowoc, WI.

                                       17

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.
                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         As of September 30, 1999, the directors and executive officers and their respective ages of the Company are as follows:

                   NAME                                AGE                          POSITION
   ----------------------------------                 ----        ---------------------------------------------
   Richard J. Westin                                   57         Director, Co-Chairman of the Board, Chief
                                                                  Executive Officer and Secretary
   Jesse A. Pittore                                    58         Director, Co-Chairman of the Board, President
   Robert R. Herrick, M.D.                             60         Director
   James P. Tolley                                     56         Treasurer and Chief Financial Officer

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


ITEM 10.  EXECUTIVE COMPENSATION.

         Pursuant to the Plan of Reorganization, for two years after the effective date of the Plan of Reorganization, which period will end on September 30, 2000, Messrs. Westin and Pittore have agreed not to accept more than $1,000 per month in salary for their services as officers of the Company. The Plan also provides that neither of Messrs. Westin nor Pittore may receive compensation for his services as director of the Company except for stock options and other perquisites as set forth in each of their employment agreements. See "--Employment Agreements" below. Dr. Herrick, who is a nonemployee director, receives options to purchase 1,000 shares of the Company's common stock per year for his services as director, subject to adjustment by the Board of Directors.


                                              SUMMARY COMPENSATION TABLE

                                                                                         Long-term
                                                                                    Compensation Awards
                                                      Annual Compensation          ---------------------
                                               ---------------------------------   Securities Underlying    All Other
Name and Principal Position         Year(1)        Salary             Bonus            Options/sars       Compensation(2)
-------------------------------  -----------   ---------------  ----------------   ---------------------  --------------
Richard J. Westin                    1999        $   12,000                              83,333              $12,000
     Co-Chairman of the Board        1998                --            --                  --                     --
     and Chief Executive Officer
Jesse A. Pittore                     1999        $   12,000                              83,333              $12,000
     Co-Chairman of the Board        1998                --            --                  --                     --
     and President
Robert R. Herrick, M.D.              1999        $                                       1,000
     Director                        1998                --            --                  --                     --
James P. Tolley                      1999        $  102,000                             20,000
     Chief Financial Officer         1998        $   25,500            --                  --                     --

----------------------

(1) From January 1 through September 30, 1998 (the end of the Company's prior fiscal year), the Company paid no compensation to any executive officer or director except to Mr. Tolley.
(2) Car and travel allowance of $1,000 per month.

EMPLOYMENT AGREEMENTS

         Each of Messrs. Pittore and Westin have entered into employment agreements with the Company dated as of September 30, 1998. The employment agreements provide that from October 1, 1998 through September 30, 2000, each shall be paid a salary at the annual rate of $12,000. Thereafter, the salary to be paid to each shall be at the discretion of the board of directors, but in no case shall such salary be less than $240,000 per year. The agreements also provide that each of Messrs. Pittore and Westin is eligible for an annual incentive bonus to be granted in the discretion of the board of directors with such bonus to be up to 100% of base salary. The agreements provide further that the Company shall grant to each of Messrs. Pittore and Westin options to purchase up to 83,333 shares of the Company's Common Stock, pursuant to the Company's 1997 Employee Stock Incentive Plan. Pursuant to the agreements, each of Messrs. Pittore and Westin are eligible for loans from the Company up to $720,000 subject to certain terms and conditions provided in the employment agreements.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table shows as of December 21, 1999, (1) the beneficial owners of more than 5% of the outstanding Common Stock of the Company and their holdings and (2) the number of shares held by each director and each executive officer listed in the table under the section titled "Executive Compensation" below and all directors and executive officers as group, as reported by each person. Except as noted, each person has sole voting and investment power over shares indicated in the table.

                                                          Amount and Nature of Common Stock Beneficially Owned
                                                          ----------------------------------------------------
Common Stock Holder                                           Number of Shares              Percent of Class
--------------------------------------------------------  -----------------------        ---------------------
STOCKHOLDERS
Opus X Inc.                                                        50,349 (1)                       5.0%
     2614 Telegraph Avenue
     Berkeley, California 94704

DIRECTORS AND OTHER EXECUTIVE OFFICERS
Jesse A. Pittore                                                  192,584 (2)                      17.8
Richard J. Westin                                                 192,585 (3)                      17.8
Robert Herrick, M.D.                                                1,631 (4)                       *
James P. Tolley                                                    14,267 (5)                       1.4
    Directors and Officers as a Group (4 persons)                 401,067 (2)(3)(4)(5)             34.2
------------
*  Less than 1%

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

                                                                                        Management Fees
                                                                                 ---------------------------
     Facility Location (Facility Name)                                                1999            1998
     ----------------------------------------------------------------                 ----            ----
     Rock Island, Illinois (The Fort Armstrong)                                  $  55,248         $  14,335
     Fort Madison, Iowa (The Kensington)                                            43,338            11,566
     Chanute, Kansas (The Tioga)                                                    32,094            16,235
     Cumberland, Maryland (The Kensington Algonquin)                                71,819            30,507
     Port Huron, Michigan (The Harrington Inn)                                      50,059            24,542
     Beatrice, Nebraska (The Kensington Paddock)                                    25,995            14,171
     Hastings, Nebraska (The Kensington)                                            46,307            11,130
     Dickinson, North Dakota (The Evergreen Retirement Inn)                         47,897            11,061
     Williston, North Dakota (The Kensington)                                       63,514            47,630
     Manitowoc, Wisconsin (Hotel Manitowoc)                                          4,810             2,769
                                                                                 ---------        ----------
         Total                                                                   $ 441,130         $ 183,946

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

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.
         (a)      Exhibit List.

   Exhibit        Description
   -------        -----------

     3.1**        Articles of Incorporation
     3.2**        By-Laws
    10.1**        Order Confirming Debtors' Second Amended Joint Plan of
                  Reorganization dated April 29, 1997
    10.2**        Amended Modification of Debtors' Second Amended Joint Plan of
                  Reorganization dated April 24, 1997
    10.3**        Debtors' Second Amended Joint Plan of Reorganization dated
                  January 15, 1997
    10.4**        Employment Agreement between the Company and Jesse A. Pittore
    10.5**        Employment Agreement between the Company and Richard J. Westin
    10.6**        1997 Employee Stock Incentive Plan
    10.7**        Form of management contract between Evergreen Management, Inc.
                  and the Company
    10.8***       Lease Agreement between The Waterford Company and Westor
                  Financial Group, Inc.
     11*          Statement regarding Computation of Per Share Earnings
     24*          Power of Attorney (see page 47 of this Form 10-KSB)
     27.1*        Financial Data Schedule

-------------
*        Filed previously.
** Incorporated by reference to the registrant's Form 10-SB filed on January 29, 1999.
*** Incorporated by reference to Amendment No. 1 to Form 10-SB filed on September 17, 1999.


         (b) Reports on Form 8-K. The registrant did not file any reports on Form 8-K during the fourth quarter of the fiscal year covered by this Report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   AGEMARK CORPORATION

Date:    May 23, 2000

              By:   /S/ RICHARD J. WESTIN          By:    /S/ JAMES P. TOLLEY
                 ---------------------------          --------------------------
                      Richard J. Westin                     James P. Tolley
                   Chief Executive Officer              Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dated indicated.

        Signature                                Title                         Date
        ---------                                -----                         ----

    /S/ RICHARD J. WESTIN          Chief Executive Officer and Director    May 23, 2000
------------------------------     (Principal Executive Officer)
      Richard J. Westin


     /S/ JAMES P. TOLLEY           Chief Financial Officer                 May 23, 2000
------------------------------     (Principal Financial Officer
       James P. Tolley             and Principal Accounting Officer)


    /S/ JESSE A. PITTORE*          President and Director                  May 23, 2000
------------------------------
      Jesse A. Pittore


/S/ ROBERT R. HERRICK, M.D.*       Director                                May 23, 2000
------------------------------
   Robert R. Herrick, M.D.


*By:   /S/ RICHARD J. WESTIN
------------------------------
       Richard J. Westin
        Attorney-in-fact


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

     No such annual report or proxy material has been sent to security holders.

                                EXHIBIT INDEX TO

                         ANNUAL REPORT ON FORM 10-KSB/A

                             FOR AGEMARK CORPORATION



         Exhibit            Description
         -------            -----------

           3.1**            Articles of Incorporation
           3.2**            By-Laws
          10.1**            Order Confirming Debtors' Second Amended Joint Plan
                            of Reorganization dated April 29, 1997
          10.2**            Amended Modification of Debtors' Second Amended
                            Joint Plan of Reorganization dated April 24, 1997
          10.3**            Debtors' Second Amended Joint Plan of Reorganization
                            dated January 15, 1997
          10.4**            Employment Agreement between the Company and Jesse
                            A. Pittore
          10.5**            Employment Agreement between the Company and Richard
                            J. Westin
          10.6**            1997 Employee Stock Incentive Plan
          10.7**            Form of management contract between Evergreen
                            Management, Inc. and the Company
          10.8***           Lease Agreement between The Waterford Company and
                            Westor Financial Group, Inc.
          11*               Statement regarding Computation of Per Share
                            Earnings
           24*              Power of Attorney
          27.1*             Financial Data Schedule

-------------
*        Filed previously.
** Incorporated by reference to the registrant's Form 10-SB filed on January 29, 1999.
*** Incorporated by reference to Amendment No. 1 to Form 10-SB filed on September 17, 1999.