Form 10QSB
period 2000-06-30
AGEMARK CORP
filed 2000-08-14
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                          -----------------------------

                                   FORM 10-QSB

       (MARK ONE)

         [ X ]       QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

         [   ]      TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM _______________ TO _______________

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

                          -----------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

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

                                TABLE OF CONTENTS

                                                                           PAGE

PART I  FINANCIAL INFORMATION.................................................2

Item 1.  Financial Statements.................................................2

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations...........................................9

PART II  OTHER INFORMATION...................................................11

Item 6.  Exhibits and Reports on Form 8-K....................................11

SIGNATURES...................................................................12

EXHIBIT INDEX................................................................13

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and
Board of Directors of
Agemark Corporation



We have reviewed the accompanying balance sheet of AGEMARK CORPORATION (a Nevada corporation) as of June 30, 2000, and the related statement of stockholders' equity for the nine-month period then ended and statements of operations for the three-month and nine-month periods ended June 30, 2000 and 1999 and statements of cash flows for the nine-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



                                            TIMPSON GARCIA


Oakland, California
August 9, 2000

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                  JUNE 30, 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                   A S S E T S

Cash and cash equivalents                                            $           322
Property and equipment, net                                                   20,923
Deferred tax assets                                                              445
Loan costs                                                                        42
Other assets                                                                     336
                                                                     ---------------

Total assets                                                         $        22,068
                                                                     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued liabilities                         $         1,841
    Notes payable                                                             14,990
                                                                     ---------------

              Total liabilities                                      $        16,831
                                                                     ---------------

STOCKHOLDERS' EQUITY
    Common stock, stated value $.001, 20,000,000 shares authorized,
       1,000,000 shares issued and outstanding                       $             1
    Additional paid in capital                                                 5,856
    Accumulated deficit                                                         (620)

              Total stockholders' equity                             $         5,237
                                                                     ---------------

              Total liabilities and stockholders' equity             $        22,068
                                                                     ===============

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                             STATEMENT OF OPERATIONS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                         -------------------------       --------------------------
                                                            2000            1999            2000           1999
                                                         ---------       ---------       ----------     -----------
Revenue
   Property gross revenue                                $   2,533       $   2,454       $    7,613     $     7,267
   Other income                                                  4               6               20              48
                                                         ---------       ---------       ----------     -----------

           Total revenue                                 $   2,537       $   2,460       $    7,633     $     7,315
                                                         ---------       ---------       ----------     -----------

Expenses
   Property operating expenses                           $   2,090       $   1,966       $    6,472     $     5,953
   Administrative and overhead expenses                        196             196              608             607
   Interest expense                                            238             210              715             669
   Depreciation                                                158             154              472             461
                                                         ---------       ---------       ----------     -----------

           Total expenses                                $   2,682       $   2,526       $    8,267     $     7,690
                                                         ---------       ---------       ----------     -----------

           Net loss                                      $    (145)      $     (66)      $     (634)    $      (375)
                                                         =========       =========       ==========     ===========

           Basic loss per common share                   $   (0.15)      $   (0.07)      $   (0.63)     $    (0.38)
                                                         =========       =========       =========      ==========

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                         NINE MONTHS ENDED JUNE 30, 2000

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                    ADDITIONAL         RETAINED
                                                     COMMON           PAID-IN          EARNINGS
                                                     STOCK            CAPITAL         (DEFICIT)           TOTAL
                                                --------------      ------------     ------------      ------------

Balance, September 30, 1999                     $            1      $      5,856     $         14      $      5,871

Net loss                                                                                     (634)             (634)
                                                --------------      ------------     ------------      ------------
Balance, March 31, 2000                         $            1      $      5,856     $       (620)     $      5,237
                                                ==============      ============     ============      ============


See accompanying notes to financial statements.


                               AGEMARK CORPORATION

                             STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                NINE MONTHS ENDED
                                                                                    JUNE 30,
                                                                          -----------------------------
                                                                             2000              1999
                                                                          ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                               $       (634)    $       (375)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                472              461
       Change in assets and liabilities:
          Decrease in other assets                                                  27               97
          Increase (decrease) in accounts payable and accrued liabilities         (120)              75
                                                                          ------------     ------------
                Net cash provided by (used in) operating activities       $       (255)    $        258
                                                                          ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                                    $       (134)    $       (286)
                                                                          ------------     ------------
                Net cash used in investing activities                     $       (134)    $       (286)
                                                                          ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable                                    $        (27)    $       (536)
   New loan costs paid                                                             (42)             (51)
                                                                          ------------     ------------
                Net cash used in financing activities                     $        (69)    $       (587)
                                                                          ------------     ------------
                Net decrease in cash and cash equivalents                 $       (458)    $       (615)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     780            1,469
                                                                          ------------     ------------
                Cash and cash equivalents, end of period                  $        322     $        854
                                                                          ============     ============

SUPPLEMENTAL DISCLOSURES
   Cash payments for:
     Interest                                                             $        460     $        467
                                                                          ============     ============
     Taxes                                                                $         13     $          2
                                                                          ============     ============


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

NOTE 2.       TRANSACTIONS WITH AFFILIATES

              The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. EMI is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 4.5% of gross income paid monthly. For the three and nine months ended June 30, 2000 management fees of $114,003 and $342,590, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI. At June 30, 2000, accounts payable includes $39,067 owed by the Company to EMI.

              For the three and nine months ended June 30, 2000 and 1999, the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 and $18,000 respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

Note 3.       Employee Stock Incentive Plan

              In December, 1998 the stockholders approved the adoption of the 1997 Employee Stock Incentive Plan, a stock option plan for certain employees and directors. The total number of shares that may be issued upon the exercise of options under this plan

                               AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


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

              Effective January 1, 1999, options to purchase up to a total of 210,416 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

                   Shares              Price              Date Fully
                  Granted            Per Share              Vested
               ------------        -------------       ---------------

                  166,666              $1.10             July 1, 1999
                    1,000               1.00           January 1, 2000
                   42,750               1.00           January 1, 2003

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

                               AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


              Therefore, in the opinion of management, the stock option grants are not compensatory and do not have a dilutive effect on the calculation of earnings per share.

              Currently, the Company is proposing to modify the exercise price of all options previously granted. Under the proposal, the exercise price will be determined after the stock is listed for public trading and priced at the greater of 100% (110% for certain officers and directors) of the average of the first five days' closing price or $1.00 ($1.10 for certain officers and directors). Accordingly, the fair market value of the options will not exceed the fair market value of the stock prior to the determination of the exercise price of the options.

NOTE 4.       NOTES PAYABLE

              Over the course of several years the Company has had discussions with the Liquidating Trustee of the partnerships that hold virtually all of the Company's notes. These notes provide for interest to accrue at 8% per annum and payments to be made monthly at 6% per annum. At this time the Liquidating Trustee has agreed to a suspension of monthly interest payments of approximately $57,000 per month to allow the Company to accumulate funds for property repairs and improvements and the substantial front-end costs required to refinance the notes. It is expected that this moratorium on payments will extend through the end of calendar year 2000. An additional aspect of these negotiations is a tentative agreement by the Liquidating Trustee to allow a substantial discount for early payoff of the current balance of notes payable and accrued interest totaling approximately $15,326,000.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

         Property gross revenue increased from $2,454,000 in the three months ended June 30, 1999 to $2,533,000 in the three months ended June 30, 2000 reflecting generally higher rental rates. Property operating expenses also increased in the 2000 period to $2,090,000 from $1,966,000 in the 1999 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses remained the same at $196,000 for both periods. Interest expense was $238,000 for the three months ended June 30, 2000 compared to $210,000 for the three months ended June 30, 1999 reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $158,000 in 2000 compared to $154,000.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1999

         Property gross revenue increased from $7,267,000 in the nine months ended June 30, 1999 to $7,613,000 in the nine months ended June 30, 2000 reflecting generally higher rental rates. Property operating expenses also increased in the 2000 period to $6,472,000 from $5,953,000 in the 1999 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses were $608,000 in 2000 compared to $607,000 in 1999. Interest expense was $715,000 for the nine months ended June 30, 2000 compared to $669,000 for the nine months ended June 30, 1999 reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $472,000 in 2000 compared to $461,000.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations during the nine months ended June 30, 2000 was $255,000. The largest single expenditure during the period was to pay off the previously appealed taxes and interest on the Port Huron, MI facility in the amount of $247,000.

         The Company's investing activities for the nine months ended June 30, 2000 used $134,000 for improvements to the Company's properties. Capital expenditures were primarily concentrated on the Company's property in Dickinson, ND.

         The Company's financing activities used $69,000 during nine months ended June 30, 2000. Regularly scheduled principal payments of $27,000 were paid on tax notes.

         Cash and cash equivalents at June 30, 2000 totaled $322,000, down $458,000 from September 30, 1999. The principal cause of this decrease was the one-time payment of $247,000 to retire the entire amount of the appealed real property taxes and interest on the Company's facility in Port Huron, MI.

         Over the course of several years the Company has had discussions with the Liquidating Trustee of the partnerships that hold virtually all of the Company's notes. These notes provide for interest to accrue at 8% per annum and payments to be made monthly at 6% per annum. At this time the Liquidating Trustee has agreed to a suspension of monthly interest payments of approximately $57,000 per month to allow the Company to accumulate funds for property repairs and improvements and the substantial front-end costs required to refinance the notes. It is expected that this moratorium on payments will extend through the end of calendar year 2000. An additional aspect of these negotiations is a tentative agreement by the Liquidating Trustee to allow a substantial discount for early payoff of the current balance of notes payable and accrued interest totaling approximately $15,326,000. It is this discount which makes the payoff of the debt possible.

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

                                     PART II

                                OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)          EXHIBITS.

                      EXHIBIT NO.            Description
                      ----------             -----------------------
                      27                     Financial Data Schedule

         (b) REPORTS ON FORM 8-K. The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        AGEMARK CORPORATION



August 11, 2000                                  /S/  RICHARD J. WESTIN
                                        ----------------------------------------
                                                   Richard J. Westin,
                                                 Chief Executive Officer


August 11, 2000                                  /S/  JAMES P. TOLLEY
                                        ----------------------------------------
                                                    James P. Tolley,
                                               Chief Financial Officer and
                                                Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION


EXHIBIT NO.         EXHIBIT DESCRIPTION

      27            Financial Data Schedule