Form 10QSB/A
period 1998-12-31
AGEMARK CORP
filed 2000-11-21
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                        -------------------------------

                                 FORM 10-QSB/A
                               (AMENDMENT NO. 2)

     (MARK ONE)

     [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998

     [   ]         TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _________________ to ________________

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

                        -------------------------------

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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court.  Yes X   No _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on May 14, 1999, was 1,000,000.

     Transitional Small Business Disclosure Format (check one): Yes ____  No X

                               TABLE OF CONTENTS

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements...........................................  2

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................  7

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K...............................  9

SIGNATURES ..............................................................  10

EXHIBIT INDEX............................................................  11

                                     PART I

                             FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                              AGEMARK CORPORATION

                                 BALANCE SHEET

                               DECEMBER 31, 1998

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                  (UNAUDITED)

                                  A S S E T S

Cash and cash equivalents                                        $       891
Property and equipment, net                                           21,502
Deferred tax assets                                                      445
Loan costs                                                               126
Other assets                                                             273
                                                                 -----------

          Total assets                                           $    23,237
                                                                 ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
     Accounts payable and accrued liabilities                    $     2,378
     Notes payable                                                    15,060
                                                                 -----------

          Total liabilities                                      $    17,438
                                                                 -----------

STOCKHOLDERS' EQUITY
     Common stock, stated value $.001, 20,000,000 shares
      authorized, 1,000,000 shares issued and outstanding        $         1
     Additional paid in capital                                        5,856
     Accumulated deficit                                                 (58)
                                                                 -----------

          Total stockholders' equity                             $     5,799
                                                                 -----------

          Total liabilities and stockholders' equity             $    23,237
                                                                 ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                              AGEMARK CORPORATION
                            STATEMENT OF OPERATIONS

                      THREE MONTHS ENDED DECEMBER 31, 1998

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                  (UNAUDITED)

Revenue

     Property gross revenue                                      $     2,372
     Other income                                                         19
                                                                 -----------

          Total revenue                                          $     2,391
                                                                 -----------

Expenses

     Property operating expenses                                 $     2,004
     Administrative and overhead expenses                                179
     Interest expense                                                    233
     Depreciation                                                        153
                                                                 -----------

          Total expenses                                         $     2,568
                                                                 -----------

          Net loss                                               $      (177)
                                                                 ===========

          Basic loss per common share                            $     (0.18)
                                                                 ===========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                              AGEMARK CORPORATION
                       STATEMENT OF STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                 ADDITIONAL         RETAINED
                                               COMMON             PAID-IN           EARNINGS
                                                STOCK             CAPITAL           (DEFICIT)            TOTAL
                                             ---------         ------------        -----------         ---------
Balance, September 30, 1998                $        1          $      5,856        $      119          $   5,976

Net loss                                                                                 (177)              (177)
                                           -----------         ------------        ----------          ---------

Balance, December 31, 1998                 $        1          $      5,856        $      (58)         $   5,799
                                           ===========         ============        ==========          =========


                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                              AGEMARK CORPORATION
                            STATEMENT OF CASH FLOWS

                      THREE MONTHS ENDED DECEMBER 31, 1998

                                 (IN THOUSANDS)

                                  (UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                    $      (177)
     Adjustments to reconcile net loss to net cash
      provided by operating activities:
        Depreciation                                                     153
        Change in assets and liabilities:
          Decrease in other assets                                        95
          Increase in accounts payable and accrued liabilities           135
                                                                 -----------
               Net cash provided by operating activities         $       206
                                                                 -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                         $      (156)
                                                                 -----------
               Net cash (used in) investing activities           $      (156)
                                                                 -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on notes payable                         $      (512)
     New loan costs paid                                                (116)
                                                                 -----------
               Net cash (used in) financing activities           $      (628)
                                                                 -----------
               Net decrease in cash and cash equivalents         $      (578)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           1,469
                                                                 -----------
               Cash and cash equivalents, end of period          $       891
                                                                 ===========

SUPPLEMENTAL DISCLOSURES
     Cash payments for:
       Interest                                                  $       139
                                                                 ===========
       Taxes                                                     $         0
                                                                 ===========


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

          Effective January 1, 1999, options to purchase up to a total of 210,416 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

            SHARE              EXERCISE PRICE                  DATE
           GRANTED                PER SHARE                FULLY VESTED
          --------             --------------              ------------
           166,666                 $1.10                   July 1, 1999
             1,000                  1.00                 January 1, 2000
            42,750                  1.00                 January 1, 2003

          Effective April 1, 1999, options to purchase up to a total of 18,748 shares of common stock were granted at an exercise price of $1.00 per share to other employees of the Company. These options become fully vested on April 1, 2001.

          No compensation arising from stock option transactions is reflected in these financial statements as the issue date is January 1, 1999 or later.

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

                                   AGEMARK CORPORATION



November 21, 2000                        /S/ RICHARD J. WESTIN
                                   ---------------------------------
                                          Richard J. Westin,
                                       Chief Executive Officer



November 21, 2000                        /S/ JAMES P. TOLLEY
                                   ---------------------------------
                                           James P. Tolley,
                                     Chief Financial Officer and
                                       Chief Accounting Officer

                                 EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                            FOR AGEMARK CORPORATION


          EXHIBIT NO.         EXHIBIT DESCRIPTION

              27              Financial Data Schedule