Form 10QSB/A
period 1999-03-31
AGEMARK CORP
filed 2000-11-21
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                          ----------------------------

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

                          ----------------------------

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes X No __

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on May 17, 1999, was 1,000,000.

     Transitional Small Business Disclosure Format (check one): Yes __ No X

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.    Financial Statements............................................. 2

ITEM 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................... 8

PART II.  OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K.................................10

SIGNATURES .................................................................11

EXHIBIT INDEX...............................................................12

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                 MARCH 31, 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                   A S S E T S

Cash and cash equivalents                                   $          758
Property and equipment, net                                         21,375
Deferred tax assets                                                    445
Loan costs                                                              61
Other assets                                                           259
                                                             -------------

             Total assets                                   $       22,898
                                                             =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued liabilities                $        2,188
    Notes payable                                                   15,043
                                                             -------------

             Total liabilities                              $       17,231
                                                             -------------

STOCKHOLDERS' EQUITY
    Common stock, stated value $.001, 20,000,000 shares
     authorized, 1,000,000 shares issued and outstanding    $            1
    Additional paid in capital                                       5,913
    Accumulated deficit                                               (247)
                                                             -------------

             Total stockholders' equity                     $        5,667
                                                             -------------

             Total liabilities and stockholders' equity     $       22,898
                                                             =============

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               AGEMARK CORPORATION

                             STATEMENT OF OPERATIONS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (Unaudited)

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                            MARCH 31,                         MARCH 31,
                                                -----------------------------------------------------------------
                                                     1999             1998             1999             1998
                                                --------------   --------------   --------------   --------------
Revenue
     Property gross revenue                     $       2,441    $         306    $       4,813    $         306
     Other income                                          23                                42
                                                   ----------       ----------       ----------       ----------

        Total revenue                           $       2,464    $         306    $       4,855    $         306
                                                   ----------       ----------       ----------       ----------

Expenses
     Property operating expenses                $       1,983    $         245    $       3,987    $         245
     Administrative and overhead expenses                 232                               411
     Stock option compensation                             57                                57
     Interest expense                                     226               77              459               77
     Depreciation                                         154               32              307               32
                                                   ----------       ----------       ----------       ----------

        Total expenses                          $       2,652    $         354    $       5,221    $         354
                                                   ----------       ----------       ----------       ----------

        Net loss                                $        (188)   $         (48)   $        (366)   $         (48)
                                                   ==========       ==========       ==========       ==========

        Basic loss per common share             $       (0.19)   $     (240.00)   $       (0.37)   $     (240.00)
                                                   ==========       ==========       ==========       ==========

        Fully diluted loss per common share     $       (0.16)         (240.00)   $       (0.33)   $     (240.00)
                                                   ==========       ==========       ==========       ==========


                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED MARCH 31, 1999

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                         ADDITIONAL    RETAINED
                                           COMMON         PAID-IN      EARNINGS
                                            STOCK         CAPITAL      (DEFICIT)        TOTAL
                                            ----          -------      ---------        -----

Balance, September 30, 1998             $       1      $   5,856      $      119     $   5,976

Stock option compensation                                     57                            57

Net loss                                                                    (366)         (366)

                                         --------       --------       ---------       -------

Balance, March 31, 1999                 $       1      $   5,913      $     (247)     $  5,667
                                         ========       ========       =========       =======

                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                               AGEMARK CORPORATION

                             STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                    SIX MONTHS ENDED
                                                                                        MARCH 31,
                                                                                 1999              1998
                                                                             ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                $      (366)      $       (48)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation                                                                 307                32
       Stock option compensation                                                     57
       Change in assets and liabilities:
          (Increase) decrease in other assets                                       109                (9)
          Increase (decrease) in accounts payable and accrued liabilities           (54)               10
                                                                             ----------        ----------

              Net cash provided by (used in) operating activities           $        53       $       (15)
                                                                             ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                     $      (184)      $        (1)
                                                                             ----------        ----------

              Net cash used in investing activities                         $      (184)      $        (1)
                                                                             ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable                                     $      (529)
    New loan costs paid                                                             (51)
                                                                             ----------        ----------

              Net cash used in financing activities                         $      (580)      $         0
                                                                             ----------        ----------

              Net decrease in cash and cash equivalents                     $      (711)      $       (16)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    1,469                26
                                                                             ----------        ----------

              Cash and cash equivalents, end of period                      $       758       $        10
                                                                             ==========        ==========

SUPPLEMENTAL DISCLOSURES
   Cash payments for:
       Interest                                                             $       168       $        77
                                                                             ==========        ==========
       Taxes                                                                $         0       $         0
                                                                             ==========        ==========


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

         For the three and six months ended March 31, 1999, the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 and $12,000, respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease will automatically renew unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

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

         Effective January 1, 1999, options to purchase up to a total of 210,416 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

                 SHARE          EXERCISE PRICE             DATE
                GRANTED            PER SHARE           FULLY VESTED
            --------------- ---------------------- --------------------
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

                               AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



NOTE 3.  EMPLOYEE STOCK INCENTIVE PLAN (CONTINUED)

         The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 43,750 options is being recognized over their respective 12 month and 48 month vesting periods. Total compensation for the three and six months ended March 31, 1999 under APB Opinion No. 25 was $57,000.

         If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statements of operations for the three and six months ended March 31, 1999 would have decreased by $43,000, resulting in net losses of $145,000 and $323,000, respectively and basic losses per common share would have been $0.15 and $0.32, respectively.

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

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1998

         Property gross revenue increased from $306,000 in the three months ended March 31, 1998 to $2,441,000 in the three months ended March 31, 1999 reflecting the increase in properties owned from one in 1998 to ten in 1999. Property operating expenses also increased in the 1999 period to $1,983,000 from $245,000 in the 1998 period. This increase was also attributable to increased number of properties owned. Administrative expenses increased from $-0- in 1998 to $232,000 in 1999 reflecting the increase in number of administrative personnel, and the full operation of the Company in 1999. Stock option compensation increased from $-0- in 1998 to $57,000 reflecting the compensation recognized as a result of the granting and vesting of 210,416 on January 1, 1999. Interest expense was $232,000 for the three months ended March 31, 1999 compared to $77,000 for the three months ended March 31, 1998 reflecting the greater number of property notes in 1999. Depreciation expense was $154,000 in 1999 compared to $32,000 in 1998 reflecting the greater number of properties owned in 1999.

SIX MONTHS ENDED MARCH 31, 1999 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1998

         The Company only operated three months during the six months ended March 31, 1998. Therefore, comparisons of the results of operations for the two periods are not meaningful.

         The Company lost $366,000 for the six months ended March 31, 1999. Property gross revenue was $4,813,000 for the six months versus property operating expenses of $3,987,000 for net income from property operations of $826,000; after interest costs of $459,000 and depreciation expense of $307,000 the properties made $60,000. Administrative and overhead expenses totaled $411,000, including personnel related costs of $253,000, legal and accounting of $83,000, occupancy costs of $14,000 and other administrative costs of $61,000. Stock option compensation increased from $-0- in 1998 to $57,000 reflecting the compensation recognized as a result of the granting and vesting of 210,416 on January 1, 1999. Other income of $42,000 consists of $19,000 of interest income on the Company's reserves, $21,000 from the settlement of prepetition liabilities for less than their assumed value and $2,000 of miscellaneous income.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities for the six months ended March 31, 1999 was $53,000. Funds were primarily provided by depreciation and the decrease in other assets. During the period accrued interest increased $143,000 but was substantially offset by the decrease in other accounts payable and accrued liabilities.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

             EXHIBIT NO.       DESCRIPTION
             -----------       -----------------------
                  11           Statement Regarding Computation of Earnings
                               Per Share
                  27           Financial Data Schedule


         (b) REPORTS ON FORM 8-K. The Registrant filed no reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AGEMARK CORPORATION



November 21, 2000                              /S/ RICHARD J. WESTIN
                                       -----------------------------------------
                                                Richard J. Westin,
                                              Chief Executive Officer



November 21, 2000                               /S/ JAMES P. TOLLEY
                                       -----------------------------------------
                                                 James P. Tolley,
                                            Chief Financial Officer and
                                             Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION


EXHIBIT NO.      EXHIBIT DESCRIPTION
-----------      -----------------------
       11        Statement Regarding Computation of Earnings Per Share
       27        Financial Data Schedule