Form 10QSB/A
period 1999-06-30
AGEMARK CORP
filed 2000-11-21
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                           --------------------------

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

       FOR THE TRANSITION PERIOD FROM ________________ to ________________

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

                           --------------------------

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

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements.............................................  2

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................  8

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K................................. 11

SIGNATURES ................................................................ 12

EXHIBIT INDEX.............................................................. 13

                         PART I -- FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS.

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                  JUNE 30, 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)


ASSETS
Cash and cash equivalents                                  $         854
Property and equipment, net                                       21,323
Deferred tax assets                                                  445
Loan costs                                                            61
Other assets                                                         271
                                                            ------------

      Total assets                                         $      22,954
                                                            ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued liabilities                 $       2,318
  Notes payable                                                   15,035
                                                            ------------

      Total liabilities                                           17,353
                                                            ------------

STOCKHOLDERS' EQUITY
  Common stock, stated value $.001, 20,000,000 shares
   authorized, 1,000,000 shares issued and outstanding                 1
  Additional paid in capital                                       5,856
  Accumulated deficit                                              (256)
                                                            ------------

      Total stockholders' equity                                   5,601
                                                            ------------

      Total liabilities and stockholders' equity           $      22,954
                                                            ============

See accompanying notes to financial statements.

                                              AGEMARK CORPORATION

                                            STATEMENT OF OPERATIONS

                                       (IN THOUSANDS EXCEPT SHARE DATA)

                                                  (UNAUDITED)

                                                          Three Months Ended          Nine Months Ended
                                                               June 30,                    June 30,
                                                       -----------------------------------------------------
                                                          1999          1998          1999          1998
                                                       ----------    ----------    ----------    ----------
Revenue
    Property gross revenue                            $     2,454   $     1,202    $    7,267   $     1,508
    Other income                                                6                          48
                                                       ----------    ----------    ----------    ----------

              Total revenue                                 2,460         1,202         7,315         1,508
                                                       ----------    ----------    ----------    ----------


Expenses
    Property operating expenses                             1,966         1,042         5,953         1,287
    Administrative and overhead expenses                      196            88           607            88
    Stock option compensation                                 110                         167
    Interest expense                                          210            95           669           172
    Depreciation                                              154            85           461           117
                                                       ----------    ----------    ----------    ----------

              Total expenses                                2,636         1,310         7,857         1,664
                                                       ----------    ----------    ----------    ----------

              Net loss                                $     (176)   $     (108)   $     (542)   $     (156)
                                                       ==========    ==========    ==========    ==========


              Basic loss per common share             $    (0.07)   $  (540.00)   $    (0.54)   $   780.00)
                                                       ==========    ==========    ==========    ==========

              Fully diluted loss per common share     $    (0.15)   $  (540.00)   $    (0.48)   $  (780.00)
                                                       ==========    ==========    ==========    ==========

See accompanying notes to financial statements.

                                                     AGEMARK CORPORATION

                                              STATEMENT OF STOCKHOLDERS' EQUITY

                                               NINE MONTHS ENDED JUNE 30, 1999

                                                        (IN THOUSANDS)

                                                         (UNAUDITED)

                                                                      Additional          Retained
                                                     Common             Paid-In           Earnings
                                                      Stock             Capital           (Deficit)           Total
                                                      -----             -------           ---------           -----

Balance, September 30, 1998                      $           1     $         5,856     $         119     $       5,976

Stock option compensation                                                      167                                 167

Net loss                                                                                       (542)             (542)

                                                  ------------      --------------      ------------      ------------

Balance, March 31, 1999                          $           1     $         6,023     $       (423)     $       5,601
                                                  ============      ==============      ============      ============

See accompanying notes to financial statements.

                                         AGEMARK CORPORATION

                                       STATEMENT OF CASH FLOWS

                                           (IN THOUSANDS)

                                             (UNAUDITED)

                                                                               Nine Months Ended
                                                                                   June 30,
                                                                          --------------------------
                                                                             1999           1998
                                                                          ------------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                            $       (542)   $     (156)
    Adjustments to reconcile net loss to net cash
      provided by operating activities:
       Depreciation                                                               461           117
       Stock option compensation                                                  167
       Change in assets and liabilities:
         Decrease in other assets                                                  97            13
         Increase in accounts payable and accrued liabilities                      75            69
                                                                         ------------    ----------

                Net cash provided by operating activities               $         258   $        43
                                                                         ------------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                 $       (286)   $      (56)
                                                                         ------------    ----------

                Net cash (used in) investing activities                 $       (286)   $      (56)
                                                                         ------------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Cash acquired in connection with issuance of common stock                           $       120
    Principal payments on notes payable                                 $       (536)
    New loan costs paid                                                          (51)
                                                                         ------------    ----------

                Net cash provided by (used in) financing activities     $       (587)   $       120
                                                                         ------------    ----------

                Net increase (decrease) in cash and cash equivalents    $       (615)   $       107

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  1,469            26
                                                                         ------------    ----------

                Cash and cash equivalents, end of period                $         854   $       133
                                                                         ============    ==========

SUPPLEMENTAL DISCLOSURES
     Cash payments for:
       Interest                                                         $         467   $       154
                                                                         ============    ==========
       Taxes                                                            $           0   $         0
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

             Effective January 1, 1999, options to purchase up to a total of 210,416 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company.
             The options will vest as follows:

                                    Exercise Price      Date Fully
                 Share Granted         Per Share          Vested
                 -------------      --------------    ---------------

                   166,666              $1.10         July 1, 1999
                     1,000               1.00         January 1, 2000
                    42,750               1.00         January 1, 2003

             Effective April 1, 1999, options to purchase up to a total of 18,748 shares of common stock were granted at an exercise price of $1.00 per share to other employees of the Company. These options become fully vested on April 1, 2001.

             The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 62,498 options is being recognized over their respective 12 month and 48 month vesting periods. Total compensation for the three and nine months ended June 30, 1999 under APB Opinion No. 25 was $110,000 and $167,000, respectively.

             If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statements of operations for the three and nine months ended June 30, 1999 would have decreased by $43,000 and $86,000, respectively, resulting in net losses of $133,000 and $456,000, respectively and basic losses per common share would have been $0.13 and $0.46, respectively.

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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1998

         Property gross revenue increased from $1,202,000 in the three months ended June 30, 1998 to $2,454,000 in the three months ended June 30, 1999 reflecting the increase in properties owned from seven in 1998 to ten in 1999. Property operating expenses also increased in the 1999 period to $1,966,000 from $1,042,000 in the 1998 period. This increase was also attributable to increased number of properties owned. Administrative expenses increased from $88,000 in 1998 to $196,000 in 1999 reflecting the increase in number of administrative personnel, and the full operation of the Company in 1999. Stock option compensation increased from $-0- in 1998 to $110,000 reflecting the compensation recognized as a result of the granting and vesting of 210,416 options on January 1, 1999 and 18,748 options on April 1, 1999. Interest expense was $210,000 for the three months ended June 30, 1999 compared to $95,000 for the three months ended June 30, 1998 reflecting larger amounts outstanding under property notes in 1999. Depreciation expense was $154,000 in 1999 compared to $85,000 in 1998 reflecting the greater number of properties owned in 1999.

NINE MONTHS ENDED JUNE 30, 1999 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1998

         The Company only operated six months during the nine months ended June 30, 1998. Therefore, comparisons of the results of operations for the two periods are not meaningful.

         The Company incurred a net loss of $542,000 for the nine months ended June 30, 1999. Property gross revenue was $7,267,000 for the nine months versus property operating expenses of $5,953,000 for net income from property operations of $1,314,000; after interest costs of $669,000 and depreciation expense of $461,000 the properties made $184,000. Administrative and overhead expenses totaled $607,000, including personnel related costs of $376,000, legal and accounting of $125,000, occupancy costs of $21,000 and other administrative costs of $85,000. Stock option compensation increased from $-0- in 1998 to $167,000 reflecting the compensation recognized as a result of the granting and vesting of 210,416 options on January 1, 1999 and 18,748 options on April 1, 1999. Other income of $48,000 consists of $25,000 of interest income on the Company's reserves, $21,000 from the settlement of prepetition liabilities for less than their assumed value and $2,000 of miscellaneous income.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

             EXHIBIT NO.        DESCRIPTION
             ----------         -----------------------
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

                                         AGEMARK CORPORATION



November 21, 2000                                  /S/ RICHARD J. WESTIN
                                         ---------------------------------------
                                                    Richard J. Westin,
                                                  Chief Executive Officer



November 21, 2000                                   /S/ JAMES P. TOLLEY
                                         ---------------------------------------
                                                     James P. Tolley,
                                                Chief Financial Officer and
                                                 Chief Accounting Officer

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