Form 10KSB/A
period 1999-09-30
AGEMARK CORP
filed 2000-11-21
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 2)

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable.

         Transitional Small Business Disclosure Format (check one):
Yes  [   ]  No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.........................................................................1
   Item 1.   DESCRIPTION OF BUSINESS...........................................1
   Item 2.   DESCRIPTION OF PROPERTY..........................................12
   Item 3.   LEGAL PROCEEDINGS................................................13
   Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............13
PART II.......................................................................14
   Item 5.   MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS..........14
   Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........14
   ITEM 7.   FINANCIAL STATEMENTS.............................................20
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................43
PART III......................................................................43
   ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.....43
   ITEM 10.  EXECUTIVE COMPENSATION...........................................44
   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...45
   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................47
   ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS................................48

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

         Future maturities of notes payable (in thousands) at September 30, 1999 are as follows:

                     Years ending September 30:
                2000                                      46
                2001                                  14,825
                2002                                      55
                2003                                      60
                2004                                      31
                                                   ---------

                                                   $  15,017
                                                   =========


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

     o    Balance Sheet - September 30, 1999

     o    Statements of Income for the Years Ended September 30, 1999 and 1998

     o Statements of Shareholders' Equity for the Years Ended September 30, 1999 and 1998

     o    Statements of Cash Flows for the Years Ended September 30, 1999 and
          1998

     o    Notes to Financial Statements.

                               AGEMARK CORPORATION

                                FINANCIAL REPORT

                               SEPTEMBER 30, 1999

                                 C O N T E N T S


                                                                           Page




REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           1



FINANCIAL STATEMENTS


  Balance sheet                                                             2


  Statements of operations                                                  3


  Statements of stockholders' equity                                        4


  Statements of cash flows                                                  5


  Notes to financial statements                                           6 - 17



SCHEDULE XI


   Real estate and accumulated depreciation                                18

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



                                                                  TIMPSON GARCIA

Oakland, California
December 22, 1999

                                               AGEMARK CORPORATION

                                                  BALANCE SHEET

                                               SEPTEMBER 30, 1999

                                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                   A S S E T S

Cash and cash equivalents                                                                   $                 780
Property and equipment, net                                                                                21,261
Deferred tax assets                                                                                           445
Other assets                                                                                                  363
                                                                                                ------------------

                                                      Total assets                          $              22,849
                                                                                                ==================

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Accounts payable and accrued liabilities                                                  $               1,961
  Notes payable                                                                                            15,017
                                                                                                ------------------

                                                      Total liabilities                     $              16,978
                                                                                                ------------------

STOCKHOLDERS' EQUITY

  Common stock, stated value $.001, 20,000,000
    shares authorized, 1,000,000 shares issued and
    outstanding                                                                             $                   1
  Additional paid in capital                                                                                6,086
  Accumulated deficit                                                                                       (216)
                                                                                                ------------------

                                                      Total stockholders' equity            $               5,871
                                                                                                ------------------

                                                      Total liabilities and stockholders'
                                                      equity                                $              22,849
                                                                                                ==================

See accompanying notes to financial statements.

                                                AGEMARK CORPORATION

                                             STATEMENTS OF OPERATIONS

                                      YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                         (IN THOUSANDS EXCEPT SHARE DATA)


                                                                                      1999                     1998
                                                                                      ----                     ----

Revenue
    Property gross revenue                                                    $             9,785        $         3,757
    Other income                                                                              592                      4
                                                                                ------------------         --------------

                  Total revenue                                               $            10,377        $         3,761
                                                                                ------------------         --------------


Expenses
    Property operating expenses                                               $             8,065        $         3,304
    Administrative and overhead expenses                                                      913                    212
    Stock option compensation                                                                 230
    Interest expense                                                                          885                    303
    Depreciation                                                                              617                    268
                                                                                ------------------         --------------

                  Total expenses                                              $            10,710        $         4,087
                                                                                ------------------         --------------


                  (Loss) before income taxes                                  $             (333)        $         (326)


Income tax expense (benefit)                                                                    2                  (445)
                                                                                ------------------         --------------



                  Net income (loss)                                           $             (335)        $           119
                                                                                ==================         ==============


                  Basic earnings (loss) per common share                      $            (0.33)        $         40.49
                                                                                ==================         ==============

                  Fully diluted earnings (loss) per common share              $            (0.29)        $         40.49
                                                                                ==================         ==============

See accompanying notes to financial statements.

                                             AGEMARK CORPORATION

                                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                   YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                (IN THOUSANDS)



                                                                Additional           Retained
                                              Common              Paid-In            Earnings
                                              STOCK               CAPITAL            (DEFICIT)          TOTAL


Balance, October 1, 1997               $        -          $         -           $       -         $      -


Common stock issued for
  net assets acquired                                   1                5,856                              5,857


Net income                                                                                   119              119

                                         -----------------   ------------------    --------------    ------------


Balance, September 30, 1998            $                1  $             5,856   $           119   $        5,976

Stock option compensation                                                  230

Net (loss)                                                                                 (335)            (105)

                                         -----------------   ------------------    --------------    ------------


Balance, September 30, 1999            $                1  $             6,086   $         (216)   $        5,871
                                         =================   ==================    ==============    ============


See accompanying notes to financial statements.

                                             AGEMARK CORPORATION
                                           STATEMENTS OF CASH FLOWS
                                   Years Ended September 30, 1999 and 1998
                                                                                        1999           1998
                                                                                        ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES
      Net income (loss)                                                            $       (335)   $       119
      Adjustments to reconcile net income (loss) to
        net cash provided by operating activities:
          Depreciation                                                                       617           268
          Deferred income taxes                                                                          (445)
          Prepetition liabilities settled or compromised                                   (223)
          Real property taxes and accrued interest reduced on appeal                       (315)
          Stock option compensation                                                          230
          Change in assets and liabilities:
               (Increase) decrease in other assets                                            15           (9)
               Increase in accounts payable and accrued liabilities                          256           125
                                                                                     ------------    ---------
                   Net cash provided by operating activities                       $         245   $        58
                                                                                     ------------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from sale of property in Sedalia, MO                                                $       375
      Additions to property and equipment                                          $       (380)         (193)
                                                                                     ------------    ---------

                   Net cash provided by investing activities                       $       (380)   $       182
                                                                                     ------------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
      Cash acquired in connection with issuance of common stock                    $               $     1,259
      Principal payments on notes payable                                          $       (554)          (20)
      New loan costs paid                                                                                 (10)
                                                                                     ------------    ---------
                   Net cash provided by financing activities                       $       (554)   $     1,229
                                                                                     ------------    ---------
                   Net increase in cash and cash equivalents                       $       (689)   $     1,469
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                               1,469             0
                                                                                     ------------    ---------
                   Cash and cash equivalents, end of year                          $         780   $     1,469
                                                                                     ============    =========
SUPPLEMENTAL DISCLOSURES
     Cash payments for:
          Interest                                                                 $         617   $       242
                                                                                     ============    =========
          Taxes                                                                    $           2   $         0
                                                                                     ============    =========
      Noncash investing and financing transaction:
          Common stock issued for net assets acquired:
               Property and equipment acquired                                                     $    21,948
               Other assets acquired                                                                       359
               Notes payable assumed                                                                  (15,591)
               Other liabilities assumed                                                               (2,118)
                                                                                                     ---------
                   Value of noncash assets acquired                                                $     4,598
               Cash and cash equivalents acquired                                                        1,259
                                                                                                     ---------
                   Value of assets acquired                                                        $     5,857
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

                                           Trans-                         Accum.       Net Book        Write
                     Property              Ferred        Historical       Depr.          Value           Up          Plan
                     Location              From         Value           12/31/97       12/31/97        (Down)      Values
                                                                        --------       --------         ----

             Beatrice, NE                  HHS I       $       2,742  $        888   $      1,854    $    (618) $   1,236
             Cumberland, MD                HHS I               2,188           635          1,553         2,315     3,868
             Hastings, NE                  HHS I               3,211         1,120          2,091           198     2,289
             Chanute, KS                  HHS II               2,602           750          1,852         (901)       951
             Rock Island, IL              HHS II               4,345         1,212          3,133         (735)     2,398
             Fort Madison, IA             HHS III              3,460           781          2,679         (464)     2,215
             Manitowoc, WI                HHS III              3,642           693          2,949       (2,154)       795
             Port Huron, IL                PIF I               1,090             0          1,090            86     1,176
             Dickinson, ND                Private              1,380           380          1,000         1,273     2,273
             Williston, ND                Private              1,932           538          1,394         2,978     4,372
                                                        -------------  ------------   ------------    ---------- ---------

                                                       $      26,592  $      6,997   $     19,595    $    1,978 $  21,573
                                                        =============  ============   ============    ========== =========

                                   (Continued)
                                        9

                          NOTES TO FINANCIAL STATEMENTS

             In connection with the transfers of the facilities, the Company also assumed various notes payable. The following is a summary (in thousands) of the notes payable assumed by the Company:

                    Carrying value of notes (including accrued
                      interest) by the Partnerships                                              $  24,186
                    Less forgiveness of debt recognized by the Partnerships                          8,595
                                                                                                  --------

                              Notes payable assumed by the Company                               $  15,591
                                                                                                  ========



NOTE 4.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

             Accounts payable and accrued liabilities (in thousands) consist of the following at September 30, 1999:

                     Current and continuing operating liabilities                        $   1,170
                     Accrued interest on notes payable                                         307
                     Prepetition accounts payable                                               66
                     Disputed real estate taxes and interest, settled amounts                  418
                                                                                          --------
                                                                                         $   1,961

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

             Future maturities of notes payable (in thousands) at September 30, 1999 are as follows:

                 Years ending September 30:
                     2000                                 46
                     2001                             14,825
                     2002                                 55
                     2003                                 60
                     2004                                 31
                                                    --------

                                                    $ 15,017
NOTE 6.      TRANSACTIONS WITH AFFILIATES

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

                          NOTES TO FINANCIAL STATEMENTS

NOTE 8.      INCOME TAXES

             Income taxes (in thousands) for the years ended September 30, 1999 and 1998 consisted of the following:


                                                                              1999              1998
                                                                              ----              ----
             Current:
                  Federal                                                  $         0       $        0
                  State franchise taxes                                              2                0
                                                                            ----------       ----------
                                                                           $         2       $        0
             Deferred federal tax (benefits)                                         0             (445)
                                                                           -----------       ----------

             Income tax expense (benefit)                                  $         2       $     (445)
                                                                           ===========       ===========

             The following is a reconciliation (in thousands) of the federal statutory income tax amount on income to the provision for income tax benefit:
                                                                               1999              1998
                                                                               ----              ----
             Federal statutory income tax (benefit) at 34%                 $      (280)      $   (1,053)
             State franchise taxes                                                   2                0
             Valuation allowance increase during the period                        280              608
                                                                           -----------       ----------
             Income tax expense (benefit)                                            2       $     (445)
                                                                           ===========       ===========

             A summary (in thousands) of the deferred tax assets at September 30, 1999 follows:


                                                                            ESTIMATED
                                                                           DEFERRED          VALUATION           NET
                                                                           TAX ASSET         ALLOWANCE         TAX ASSET
                                                                           ---------         ---------         ---------
             Difference in basis of property and equipment                 $   890           $   445           $   445
             Accrued compensated absences                                       21                21                 0
             Stock option compensation                                          78                78                 0
             Net operating loss carryforward                                   344               344                 0
                                                                           -------           -------           -------

                                                                           $ 1,333           $   888           $   445
                                                                           =======           ========           =======

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

             For the year ended September 30, 1998, the weighted average common shares outstanding was 2,939 shares for the calculation of basic earnings per common share. The weighted average common shares outstanding was computed as follows:

                                                                                   WEIGHTED
                             SHARES                             FRACTION            AVERAGE
                      DATES OUTSTANDING                       OUTSTANDING          OF PERIOD            SHARES
                      -----------------                       -----------          ---------            ------

             October 1, 1997 to September 29, 1998                  200             364/365                 199
             September 30, 1998:
                - Cancellation of shares issued
                   at incorporation                                (200)
                - Issuance of shares
                   to partnerships                            1,000,000               1/365               2,740
                                                                                                        -------

                                                                                                          2,939
                                                                                                        =======

             For the year ended September 30, 1999, the weighted average common shares outstanding was 1,000,000 shares for the calculation of basic earnings per common share.

             For September 30, 1998, there were no other common shares that were issuable that would have a dilutive effect on the calculation of earnings per share.

             For September 30, 1999, diluted earnings per common share was computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method as follows:


             Weighted average common shares actually outstanding                                      1,000,000

             Employee stock options:
                Net effect of shares assumed issued on January 1, 1999                                  129,284
                Net effect of shares assumed issued on April 1, 1999                                     15,608
                                                                                                  -------------

             Weighted average common shares and equivalents                                           1,137,088
                                                                                                  =============

                                       15

                          NOTES TO FINANCIAL STATEMENTS

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

             The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 62,498 options is being recognized over their respective 12 month and 48 month vesting periods. Total compensation for the year ended September 30, 1999 under APB Opinion No. 25 was $230,000.

             If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statement of operations for the year ended September 30, 1999 would have increased by $773,000, resulting in a net loss of $1,108,000 and the basic loss per common share would have been $1.10.


                                       16

                          NOTES TO FINANCIAL STATEMENTS


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


                                                     AGEMARK CORPORATION
                                                         SCHEDULE XI
                                          REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                     September 30, 1999

    Column A       Column B        Column C      Column D             Column E          Column F      Column G    Column H  Column I

                                                    COSTS
                                                 CAPITALIZED
                                 INITIAL COST   (CHARGE OFF)
                                  TO COMPANY     SUBSEQUENT        GROSS AMOUNT
                                 INITIAL COST        TO          AT WHICH CARRIED
                                  TO COMPANY    ACQUISITION     AT CLOSE OF PERIOD     ACCUMULATED
                               ---------------- ----------- ------------------------   DEPRECIATION
                                                 IMPROVE-                                  AND       DATE OF
   DESCRIPTION    ENCUMBRANCES  LAND  BUILDINGS  MENTS       LAND   BUILDINGS  TOTAL   AMORTIZATION  CONSTRUCTION  ACQUIRED   LIFE
----------------  ------------ ------ ---------  --------   ------  --------- -------  ------------  ------------  --------  ------

 Assisted Living
        Facility
   Williston, ND  $   2,550    $   74  $  3,860  $    113   $   74  $   3,973 $ 4,047  $      172       1983        1/1/98    40 yr.

 Assisted Living
        Facility
    Beatrice, NE      1,277        14     1,083       137       14      1,220   1,234          43       1934        4/1/98    40 yr.

 Assisted Living
        Facility
  Port Huron, MI          *        98       902         9       98        911   1,009          34       1896        4/1/98    40 yr.

 Apartment House
   Manitowoc, WI          *       286       491        14      286        505     791          18       1927        4/1/98    40 yr.

 Assisted Living
        Facility
     Chanute, KS          -         7       868         4        7        872     879          33       1929        4/1/98    40 yr.

 Assisted Living
        Facility
  Cumberland, MD          -       187     3,388        36      187      3,424   3,611         128       1926        4/1/98    40 yr.

 Assisted Living
        Facility
 Rock Island, IL      4,171       189     1,855         9      189      1,864   2,053          58       1926        7/1/98    40 yr.

 Assisted Living
        Facility
Fort Madison, IA      2,215        52     1,915        18       52      1,933   1,985          60       1954        7/1/98    40 yr.

 Assisted Living
        Facility
    Hastings, NE      2,289        92     1,892         2       92      1,894   1,986          59       1914        7/1/98    40 yr.

 Assisted Living
        Facility
   Dickinson, ND      2,273        36     2,091        30       36      2,121   2,157          65       1980        7/1/98    40 yr.
                  ---------    ------  --------   -------   ------   -------- -------  ----------
          Totals  $  14,775    $1,035  $ 18,345   $   372   $1,035   $ 18,717 $19,752  $      670
                  =========    ======  =========  =======   ======   ======== =======  ==========

*The notes totaling
     $1,277,000 are
secured by a blanket
     mortgage on the
       properties in
  Beatrice, NE, Port
       Huron, MI and
      Manitowoc, WI.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.
                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         As of September 30, 1999, the directors and executive officers and their respective ages of the Company are as follows:

    NAME                 AGE              POSITION
----------------------   --- ---------------------------------------------------
Richard J. Westin        57  Director, Co-Chairman of the Board, Chief Executive
                             Officer and Secretary
Jesse A. Pittore         58  Director, Co-Chairman of the Board, President
Robert R. Herrick, M.D.  60  Director
James P. Tolley          56  Treasurer and Chief Financial Officer

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

     James P. Tolley has been Treasurer and Chief Financial Officer of the Company since its incorporation in April 1997. From 1988 to present, he has served as Controller of Opus. Mr. Tolley is a Certified Public Accountant and holds a Bachelor of Science degree from California State University, San Francisco.

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

                                             SUMMARY COMPENSATION TABLE
                                                                                   LONG-TERM
                                                                               COMPENSATION AWARDS
                                                      ANNUAL COMPENSATION      SECURITIES UNDERLYING     ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR(1)        SALARY             BONUS        OPTIONS/SARS         COMPENSATION(2)
-------------------------------  -----------   ---------------  ------------   ---------------------   -----------------
Richard J. Westin                    1999        $   12,000                           83,333               $12,000
     Co-Chairman of the Board        1998                --            --               --                      --
     and Chief Executive Officer
Jesse A. Pittore                     1999        $   12,000                           83,333               $12,000
     Co-Chairman of the Board        1998                --            --               --                      --
     and President
Robert R. Herrick, M.D.              1999        $                                     1,000
     Director                        1998                --            --               --                      --
James P. Tolley                      1999        $  102,000                           20,000
     Chief Financial Officer         1998        $   25,500            --               --                      --
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


                                                          AMOUNT AND NATURE OF COMMON STOCK BENEFICIALLY OWNED
COMMON STOCK HOLDER                                           NUMBER OF SHARES              PERCENT OF CLASS
--------------------------------------------------        -------------------------      -----------------------
STOCKHOLDERS
Opus X Inc.                                                        50,349 (1)                       5.0%
     2614 Telegraph Avenue
     Berkeley, California 94704

DIRECTORS AND OTHER EXECUTIVE OFFICERS
Jesse A. Pittore                                                  192,584 (2)                      17.8
Richard J. Westin                                                 192,585 (3)                      17.8
Robert Herrick, M.D.                                                1,631 (4)                       *
James P. Tolley                                                    14,267 (5)                       1.4
    Directors and Officers as a Group (4 persons)                 401,067 (2)(3)(4)(5)             34.2
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

                                                                                       MANAGEMENT FEES
                                                                                 ---------------------------
     FACILITY LOCATION (FACILITY NAME)                                               1999             1998
     ----------------------------------------------------------------                ----             ----
     Rock Island, Illinois (The Fort Armstrong)                                  $  55,248          $ 14,335
     Fort Madison, Iowa (The Kensington)                                            43,338            11,566
     Chanute, Kansas (The Tioga)                                                    32,094            16,235
     Cumberland, Maryland (The Kensington Algonquin)                                71,819            30,507
     Port Huron, Michigan (The Harrington Inn)                                      50,059            24,542
     Beatrice, Nebraska (The Kensington Paddock)                                    25,995            14,171
     Hastings, Nebraska (The Kensington)                                            46,307            11,130
     Dickinson, North Dakota (The Evergreen Retirement Inn)                         47,897            11,061
     Williston, North Dakota (The Kensington)                                       63,514            47,630
     Manitowoc, Wisconsin (Hotel Manitowoc)                                          4,810             2,769
                                                                                 ---------       -----------
         Total                                                                   $ 441,130         $ 183,946

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

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS.
 (a)      Exhibit List.

 EXHIBIT                 DESCRIPTION
 -------                 -----------
  3.1**                  Articles of Incorporation
  3.2**                  By-Laws
 10.1**                  Order Confirming Debtors' Second Amended Joint Plan of
                         Reorganization dated April 29, 1997
 10.2**                  Amended Modification of Debtors' Second Amended Joint
                         Plan of Reorganization dated April 24, 1997
 10.3**                  Debtors' Second Amended Joint Plan of Reorganization
                         dated January 15, 1997
 10.4**                  Employment Agreement between the Company and Jesse A.
                         Pittore
 10.5**                  Employment Agreement between the Company and Richard J.
                         Westin
 10.6**                  1997 Employee Stock Incentive Plan
 10.7**                  Form of management contract between Evergreen
                         Management, Inc. and the Company
 10.8***                 Lease Agreement between The Waterford Company and
                         Westor Financial Group, Inc.
 11                      Statement regarding Computation of Earnings Per Share
 24*                     Power of Attorney
 27                      Financial Data Schedule

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

                                                AGEMARK CORPORATION

Date:  November 21, 2000

       By:       /S/ RICHARD J. WESTIN          By:      /S/ JAMES P. TOLLEY
          ------------------------------           ----------------------------
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


                  SIGNATURE                                  TITLE                         DATE
                  ---------                                  -----                         ----

         /S/ RICHARD J. WESTIN                 Chief Executive Officer and Director          November 21, 2000
     -----------------------------
           Richard J. Westin                   (Principal Executive Officer)


          /S/ JAMES P. TOLLEY                  Chief Financial Officer                       November 21, 2000
     -----------------------------
            James P. Tolley                    (Principal Financial Officer
                                               and Principal Accounting Officer)


         /S/ JESSE A. PITTORE*                 President and Director                        November 21, 2000
      -----------------------------
           Jesse A. Pittore


     /S/ ROBERT R. HERRICK, M.D.*              Director                                      November 21, 2000
     ------------------------------
         Robert R. Herrick, M.D.


     *By:  /S/ RICHARD J. WESTIN
         --------------------------
             Richard J. Westin
             Attorney-in-fact

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

                                EXHIBIT INDEX TO

                         ANNUAL REPORT ON FORM 10-KSB/A

                             FOR AGEMARK CORPORATION



   EXHIBIT       DESCRIPTION
   -------       -----------

    3.1**        Articles of Incorporation
    3.2**        By-Laws
   10.1**        Order Confirming Debtors' Second Amended Joint Plan of
                 Reorganization dated April 29, 1997
   10.2**        Amended Modification of Debtors' Second Amended Joint Plan of
                 Reorganization dated April 24, 1997
   10.3**        Debtors' Second Amended Joint Plan of Reorganization dated
                 January 15, 1997
   10.4**        Employment Agreement between the Company and Jesse A. Pittore
   10.5**        Employment Agreement between the Company and Richard J. Westin
   10.6**        1997 Employee Stock Incentive Plan
   10.7**        Form of management contract between Evergreen Management, Inc.
                 and the Company
   10.8***       Lease Agreement between The Waterford Company and Westor
                 Financial Group, Inc.
   11            Statement regarding Computation of Earnings Per Share
   24*           Power of Attorney
   27            Financial Data Schedule

-------------
*    Filed previously.
** Incorporated by reference to the registrant's Form 10-SB filed on January 29, 1999.
*** Incorporated by reference to Amendment No. 1 to Form 10-SB filed on September 17, 1999.