Form 10QSB/A
period 1999-12-31
AGEMARK CORP
filed 2000-11-21
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              --------------------

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

                              --------------------

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

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements............................................... 2

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 9

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K.................................. 11

SIGNATURES  ................................................................ 12

EXHIBIT INDEX  ............................................................. 13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                DECEMBER 31, 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS
Cash and cash equivalents                                         $        374
Property and equipment, net                                             21,179
Deferred tax assets                                                        445
Other assets                                                               262
                                                                   -----------
         Total assets                                             $     22,260
                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities                          $      1,631
Notes payable                                                           15,013
                                                                   -----------
         Total liabilities                                        $     16,644
                                                                   -----------

STOCKHOLDERS' EQUITY
Common stock, stated value $.001, 20,000,000 shares authorized,
   1,000,000 shares issued and outstanding                        $          1
Additional paid in capital                                               6,149
Accumulated deficit                                                       (534)
                                                                   -----------

         Total stockholders' equity                               $      5,616
                                                                   -----------
         Total liabilities and stockholders' equity               $     22,260
                                                                   ===========

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                 1999              1998
                                                                 ----              ----

Revenue
     Property gross revenue                                $     2,535       $      2,372
     Other income                                                    4                 19
                                                             ---------         ----------

                  Total revenue                            $     2,539       $      2,391
                                                             ---------         ----------
Expenses
     Property operating expenses                           $     2,222       $      2,004
     Administrative and overhead expenses                          177                179
     Stock option compensation                                      63
     Interest expense                                              239                233
     Depreciation                                                  156                153
                                                             ---------         ----------

                  Total expenses                           $     2,857       $      2,568
                                                             ---------         ----------

                  Net (loss)                               $      (318)      $       (177)
                                                             =========         ==========

                  Basic (loss) per common share            $    (0.32)       $     (0.18)
                                                             ========          =========

                  Fully diluted (loss) per common share    $    (0.27)       $     (0.18)
                                                             ========          =========

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED DECEMBER 31, 1999

                                 (IN THOUSANDS)

                                                                        ADDITIONAL         ACCUMULATED
                                                      COMMON STOCK    PAID-IN CAPITAL       (DEFICIT)            TOTAL
                                                     --------------   ---------------   -----------------   -------------

Balance, September 30, 1999                          $        1       $    6,086        $         (216)     $    5,871

Stock option compensation                                                     63                                    63

Net (loss)                                                                                        (318)           (318)
                                                       --------         --------          ------------        --------
Balance, December 31, 1999                           $        1       $    6,149        $         (534)     $    5,616
                                                      =========        =========         =============       =========

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998

                                 (IN THOUSANDS)

                                                                                              1999             1998
                                                                                              ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                                    $       (318)    $      (177)
    Adjustments to reconcile net (loss) to net cash provided by operating activities:
       Depreciation                                                                               156             153
       Stock option compensation                                                                   63
       Change in assets and liabilities:
          Appealed real property taxes and interest paid                                         (247)
          Decrease in other assets                                                                101              95
          Increase (decrease) in accounts payable and accrued liabilities                         (83)            135
                                                                                           ----------       ---------
                  Net cash provided by (used in) operating activities                    $       (328)    $       206
                                                                                           ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                                  $        (74)    $      (156)
                                                                                           ----------       ---------
                  Net cash (used in) investing activities                                $        (74)    $      (156)
                                                                                           ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable                                                            (4)           (512)
    New loan costs paid                                                                                          (116)
                                                                                           ----------       ---------
                  Net cash (used in) financing activities                                $         (4)    $      (628)
                                                                                           ----------       ---------
                  Net (decrease) in cash and cash equivalents                            $       (406)    $      (578)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    780           1,469
                                                                                           ----------       ---------
                  Cash and cash equivalents, end of period                               $        374     $       891
                                                                                           ==========       =========
SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest                                                                          $        145     $       139
                                                                                           ==========       =========
       Taxes                                                                             $          0     $         0
                                                                                           ==========       =========

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

             Options to purchase up to a total of 237,164 shares of common stock have been granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

                                              Exercise Price
               Date of Grant  Shares Granted     Per Share    Date Fully Vested
             ---------------- --------------  --------------  -----------------

             January 1, 1999      166,666          $1.10      July 1, 1999
             January 1, 1999        1,000           1.00      January 1, 2000
             January 1, 1999       42,750           1.00      January 1, 2003
             April 1, 1999         18,748           1.00      April 1, 2001
             November 10, 1999      5,000           1.00      November 1, 2001
             December 22, 1999      3,000           1.00      December 1, 2000

             The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective 12 month and 48 month vesting periods. Total compensation for the three months ended December 31, 1999 under APB Opinion No. 25 was $63,000.

             If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statement of operations for the three months ended December 31, 1999 would have decreased by $43,000, resulting in a net loss of $275,000, and the basic loss per common share would have been $0.28.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1998

         Property gross revenue increased from $2,372,000 in the three months ended December 31, 1998 to $2,535,000 in the three months ended December 31, 1999, reflecting generally higher rental rates. Property operating expenses also increased in the 1999 period to $2,222.000 from $2,004,000 in the 1998 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses decreased from $179,000 in the three months ended December 31, 1998 to $177,000 in the three months ended December 31, 1999. Stock option compensation increased from $-0- in 1998 to $63,000 reflecting the compensation recognized as a result of the granting and vesting of 237,164 options since January 1, 1999. Interest expense was $239,000 for the three months ended December 31, 1999 compared to $233,000 for the three months ended December 31, 1998, reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $156,000 in the three-month period of 1999 compared to $153,000 in the same period in 1998.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

                 EXHIBIT NO.    DESCRIPTION
                 -----------    --------------------------------------------
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

                                         AGEMARK CORPORATION



November 21, 2000                                 /S/ RICHARD J. WESTIN
                                         ---------------------------------------
                                                   Richard J. Westin,
                                                 Chief Executive Officer



November 21, 2000                                  /S/ JAMES P. TOLLEY
                                         ---------------------------------------
                                                    James P. Tolley,
                                               Chief Financial Officer and
                                                Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION

      EXHIBIT NO.         DESCRIPTION
      -----------         -----------------------------------------------------
           11             Statement Regarding Computation of Earnings Per Share
           27             Financial Data Schedule