Form 10QSB/A
period 2000-03-31
AGEMARK CORP
filed 2000-11-21
CIK 1077641



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

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes X No__.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on June 30, 1999, was 1,000,000.

         Transitional Small Business Disclosure Format (check one):  Yes__ No X.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1. Financial Statements..................................................2

ITEM 2. Management's  Discussion and Analysis of Financial
        Condition and Results of Operations..................................10

PART II. OTHER INFORMATION

ITEM  6. Exhibits and Reports on Form 8-K....................................12

SIGNATURES...................................................................13

EXHIBIT INDEX................................................................14

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

                                                                 TIMPSON GARCIA

Oakland, California
May 5, 2000

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                 MARCH 31, 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                    UNAUDITED


                                     ASSETS

Cash and cash equivalents                                       $         369
Property and equipment, net                                            21,058
Deferred tax assets                                                       445
Loan costs                                                                 30
Other assets                                                              274
                                                                   ----------
         Total assets                                            $     22,176
                                                                   ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued liabilities                    $      1,799
     Notes payable                                                     14,995
                                                                   ----------
         Total liabilities                                       $     16,794
                                                                   ==========
STOCKHOLDERS' EQUITY
Common stock, stated value $.001, 20,000,000 shares authorized,
   1,000,000 shares issued and outstanding                       $          1
     Additional paid in capital                                         6,224
     Accumulated deficit                                                 (843)
                                                                   ----------
         Total stockholders' equity                              $      5,382
                                                                   ----------
         Total liabilities and stockholders' equity              $     22,176
                                                                   ==========
See accompanying notes to financial statements.


                                                AGEMARK CORPORATION

                                             STATEMENTS OF OPERATIONS

                                THREE AND SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                         (IN THOUSANDS EXCEPT SHARE DATA)

                                                    (UNAUDITED)


                                                                Three Months                    Six Months
                                                               Ended March 31,               Ended March 31,
                                                       -------------------------------------------------------
                                                             2000            1999          2000           1999
                                                       -------------------------------------------------------
Revenue

    Property gross revenue                              $       2,544    $    2,441    $     5,080    $  4,813
                                                        -------------    ----------    -----------    --------
    Other income                                                   11            23             16          42
                                                        -------------    ----------    -----------    --------
         Total revenue                                  $       2,555    $    2,464    $     5,096    $  4,855
                                                        -------------    ----------    -----------    --------

Expenses
    Property operating expenses                         $       2,160    $    1,983    $     4,380    $  3,987
    Administrative and overhead expenses                          233           232            411         411
    Stock option compensation                                      75            57            138          57
    Interest expense                                              238           226            479         459
    Depreciation                                                  157           154            315         307
                                                        -------------    ----------    -----------    --------
         Total expenses                                 $       2,863    $    2,652    $     5,585    $  5,164
                                                        -------------    ----------    -----------    --------
         Net (loss)                                     $        (308)   $     (188)   $      (627)   $   (366)
                                                        =============    ==========    ===========    ========
         Basic (loss) per common share                  $       (0.31)   $    (0.19)   $     (0.63)   $  (0.37)
                                                        =============    ==========    ===========    ========
         Fully diluted (loss) per common share          $       (0.26)   $    (0.16)   $     (0.53)   $  (0.33)
                                                        =============    ==========    ===========    ========

See accompanying notes to financial statements.


                                                AGEMARK CORPORATION

                                         STATEMENT OF STOCKHOLDERS' EQUITY

                                          SIX MONTHS ENDED MARCH 31, 2000

                                                  (IN THOUSANDS)

                                                    (UNAUDITED)



                                                                        ADDITIONAL         ACCUMULATED
                                                      COMMON STOCK    PAID-IN CAPITAL       (DEFICIT)            TOTAL
                                                      ------------    ---------------      -----------           -----

Balance, September 30, 1999                          $        1       $    6,086             $ (216)          $   5,871
Stock option compensation                                                    138                                    138
Net (loss)                                                                                     (627)               (627)
                                                     ----------       ----------             ------           ----------
Balance, March 31, 2000                              $        1       $    6,224             $ (843)          $    5,382
                                                     ==========       ==========             ======           ==========

See accompanying notes to financial statements.


                                                AGEMARK CORPORATION

                                             STATEMENTS OF CASH FLOWS

                                     SIX MONTHS ENDED MARCH 31, 2000 AND 1999

                                                  (IN THOUSANDS)

                                                    (UNAUDITED)


CASH FLOWS FROM OPERATING ACTIVITIES                                                     2000                 1999
                                                                                         ----                 ----
     Net income (loss)                                                             $       (627)        $       (366)
     Adjustments to reconcile net (loss) to net cash provided by operating activities:
         Depreciation                                                                       315                  307
         Stock option compensation                                                          138                   57
         Change in assets and liabilities:
              Decrease in other assets                                                       89                  109
              (Decrease) in accounts payable and accrued liabilities                       (162)                 (54)
                                                                                    -----------           ----------
                      Net cash provided by (used in) operating activities          $       (247)        $         53
                                                                                    -----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                                           $       (112)        $       (184)
                                                                                    -----------           ----------
                      Net cash (used in) investing activities                      $       (112)        $       (184)
                                                                                    -----------           ----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on notes payable                                           $        (22)        $       (529)
     New loan costs paid                                                                    (30)                 (51)
                                                                                    -----------           ----------
                      Net cash (used in) financing activities                      $        (52)        $       (580)
                                                                                    -----------           ----------
                      Net (decrease) in cash and cash equivalents                  $       (411)        $       (711)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              780                1,469
                                                                                    -----------           ----------
                      Cash and cash equivalents, end of period                     $        369         $        758
                                                                                    ===========           ==========
SUPPLEMENTAL DISCLOSURES Cash payments for:
         Interest                                                                  $        337         $        316
                                                                                    ===========           ==========
         Taxes                                                                     $          0         $          0
                                                                                    ===========           ==========

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

             Options to purchase up to a total of 237,164 shares of common stock have been granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

                                        Exercise Price
 Date of Grant       Shares Granted       Per Share       Date Fully Vested
---------------     ----------------    -------------    --------------------
January 1, 1999         166,666              $1.10        July 1, 1999
January 1, 1999           1,000               1.00        January 1, 2000
January 1, 1999          42,750               1.00        January 1, 2003
April 1, 1999            18,748               1.00        April 1, 2001
November 10, 1999         5,000               1.00        November 1, 2001
December 22, 1999         3,000               1.00        December 1, 2000

     The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective 12 month and 48 month vesting periods. Total compensation for the three and six months ended March 31, 1999 under APB Opinion No. 25 was $57,000. Total compensation for the three and six months ended March 31, 2000 under APB Opinion No. 25 was $75,000 and $138,000, respectively.

     If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statements of operations for the three and six months ended March 31, 1999 would have decreased by $43,000, resulting in net losses of $145,000 and $323,000, respectively and basic losses per common share would have been $0.15 and $0.32, respectively. For the three and six months ended March 31, 2000, stock option compensation cost would have decreased by $53,000 and $89,000, respectively, resulting in net losses of $255,000 and $541,000, respectively and basic losses per common share would have been $0.26 and $0.54, respectively.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

         Property gross revenue increased from $2,441,000 in the three months ended March 31, 1999 to $2,544,000 in the three months ended March 31, 2000 reflecting generally higher rental rates. Property operating expenses also increased in the 2000 period to $2,160,000 from $1,983,000 in the 1999 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses increased from $232,000 in 1999 to $233,000 in 2000. Stock option compensation increased from $57,000 in 1999 to $75,000 in 2000 reflecting the greater number of options outstanding in the current period. Interest expense was $238,000 for the three months ended March 31, 2000 compared to $226,000 for the three months ended March 31, 1999 reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $157,000 in 2000 compared to $154,000.

SIX MONTHS ENDED MARCH 31, 2000 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 1999

         Property gross revenue increased from $5,080,000 in the six months ended March 31, 1999 to $4,813,000 in the six months ended March 31, 2000 reflecting generally higher rental rates. Property operating expenses also increased in the 2000 period to $4,380,000 from $3,987,000 in the 1999 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses were the same in both periods at $411,000. Stock option compensation increased from $57,000 in 1999 to $138,000 in 2000 reflecting the greater number of options outstanding in the current period. Interest expense was $479,000 for the six months ended March 31, 2000 compared to $459,000 for the six months ended March 31, 1999 reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $315,000 in 2000 compared to $307,000.

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

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

 (a) EXHIBIT.

     EXHIBIT NO.          DESCRIPTION
     -----------          -------------------------------
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

                             AGEMARK CORPORATION


November 21, 2000                       /S/ RICHARD J. WESTIN
                             --------------------------------------------------
                                            Richard J. Westin,
                                        Chief Executive Officer


November 21, 2000                       /s/ JAMES P. TOLLEY
                             --------------------------------------------------
                                              James P. Tolley,
                                         Chief Financial Officer and
                                         Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION



          EXHIBIT NO.   DESCRIPTION
          -----------   -------------------------------------------------------

          11             Statement Regarding Computation of Earnings Per Share

          27             Financial Data Schedule