Form 10QSB/A
period 2000-06-30
AGEMARK CORP
filed 2000-11-21
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                           __________________________

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

        FOR THE TRANSITION PERIOD FROM ______________ TO _______________

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

                           __________________________


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__.


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes X No __.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on June 30, 1999, was 1,000,000.

     Transitional Small Business Disclosure Format (check one):  Yes __  No   X

                                TABLE OF CONTENTS


                                                                           PAGE

PART I  FINANCIAL INFORMATION................................................2

Item 1. Financial Statements.................................................2

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations................................................8

PART II OTHER INFORMATION...................................................10

Item 6. Exhibits and Reports on Form 8-K....................................10

SIGNATURES..................................................................11

EXHIBIT INDEX...............................................................12

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



                                                             TIMPSON GARCIA


Oakland, California
August 9, 2000

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                  JUNE 30, 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)


                                   A S S E T S

Cash and cash equivalents                                   $           322
Property and equipment, net                                          20,923
Deferred tax assets                                                     445
Loan costs                                                               42
Other assets                                                            336
                                                            ---------------

Total assets                                                $        22,068
                                                            ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued liabilities                $         1,841
    Notes payable                                                    14,990
                                                            ---------------

             Total liabilities                              $        16,831
                                                            ---------------

STOCKHOLDERS' EQUITY
    Common stock, stated value $.001, 20,000,000 shares
       authorized, 1,000,000 shares issued and outstanding  $             1
    Additional paid in capital                                        6,288
    Accumulated deficit                                              (1,052)

              Total stockholders' equity                    $         5,237
                                                            ---------------

              Total liabilities and stockholders' equity    $        22,068
                                                            ===============


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                             STATEMENT OF OPERATIONS

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)




                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                       ------------------------------------------------------------
                                                            2000            1999            2000           1999
                                                       ------------------------------------------------------------
Revenue
   Property gross revenue                                $   2,533       $   2,454       $    7,613     $     7,267
   Other income                                                  4               6               20              48
                                                         ---------       ---------       ----------     -----------

           Total revenue                                 $   2,537       $   2,460       $    7,633     $     7,315
                                                         ---------       ---------       ----------     -----------
Expenses
   Property operating expenses                           $   2,090       $   1,966       $    6,472     $     5,953
   Administrative and overhead expenses                        196             196              608             607
   Stock option compensation                                    64             110              202             167
   Interest expense                                            238             210              715             669
   Depreciation                                                158             154              472             461
                                                         ---------       ---------       ----------     -----------
           Total expenses                                $   2,746       $   2,636       $    8,469     $     7,857
                                                         ---------       ---------       ----------     -----------

           Net loss                                      $    (209)      $    (176)      $     (836)    $      (542)
                                                         =========       =========       ===========    ===========

           Basic loss per common share                   $   (0.21)      $   (0.18)      $    (0.84)    $     (0.54)
                                                         =========       =========       ==========     ===========

          Fully diluted loss per common share            $   (0.18)      $   (0.15)      $    (0.70)    $     (0.48)
                                                         =========       =========       ==========     ===========



See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                         NINE MONTHS ENDED JUNE 30, 2000

                                 (IN THOUSANDS)

                                   (UNAUDITED)



                                                                    ADDITIONAL
                                                    COMMON           PAID-IN       RETAINED
                                                     STOCK            CAPITAL       DEFICIT            TOTAL
                                                  -------------   --------------  ---------------   ------------
Balance, September 30, 1999                       $         1       $     6,086     $     (216)     $      5,871

Stock option compensation                                                   202                              202

Net loss                                                                                  (836)             (836)

                                                   ----------       -----------     ------------    ------------
Balance, June 30, 2000                             $        1       $     6,288     $   (1,052)     $      5,237
                                                   ==========       ===========     ============    ============



See accompanying notes to financial statements.


                               AGEMARK CORPORATION

                             STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                                          NINE MONTHS ENDED
                                                                                              JUNE 30,
                                                                                  --------------------------------
                                                                                       2000              1999
                                                                                  --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                         $       (836)    $       (542)
   Adjustments to reconcile net loss to net cash provided by operating activities:
       Depreciation                                                                          472              461
       Stock option compensation                                                             202              167
       Change in assets and liabilities:
          Decrease in other assets                                                            27               97
          Increase (decrease) in accounts payable and accrued liabilities                   (120)              75
                                                                                    ------------     ------------
                Net cash provided by (used in) operating activities                 $       (255)    $        258
                                                                                    ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                                              $       (134)    $       (286)
                                                                                    ------------     ------------
                Net cash used in investing activities                               $       (134)    $       (286)
                                                                                    ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable                                              $        (27)    $       (536)
   New loan costs paid                                                                       (42)             (51)
                                                                                    ------------     ------------
                Net cash used in financing activities                               $        (69)    $       (587)
                                                                                    ------------     ------------
                Net decrease in cash and cash equivalents                           $       (458)    $       (615)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               780            1,469
                                                                                    ------------     ------------
                Cash and cash equivalents, end of period                            $        322     $        854
                                                                                    ============     ============

SUPPLEMENTAL DISCLOSURES
   Cash payments for:
     Interest                                                                       $        460     $        467
                                                                                    ============     ============
     Taxes                                                                          $         13     $          2
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

                               AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


                              Shares             Price            Date Fully
   Date of Grant             Granted           Per Share            Vested
--------------------      --------------    ---------------     ----------------
January 1, 1999              166,666           $1.10            July 1, 1999
January 1, 1999                1,000            1.00            January 1, 2000
January 1, 1999               42,750            1.00            January 1, 2003
April 1, 1999                 18,748            1.00            April 1, 2001
November 10, 1999              5,000            1.00            November 1, 2001
December 22, 1999              3,000            1.00            December 1, 2000


             The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion 25, the book value per share on September 30, 1998, $5.97, has been used in lieu of market value. In the case of the 166,666 options which fully vest July1,1999 the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective 12 month and 48 month vesting periods. Total compensation for the three and nine months ended June 30, 1999 under APB Opinion 25 was $110,000 and $167,000, respectively. Total compensation for the three and nine months ended June 30, 2000 under APB Opinion 25 was $64,000 and $202,000, respectively.

             If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statements of operations for the three and nine months ended June 30, 1999 would have decreased by $43,000 and $86,000, respectively, resulting in net losses of $133,000 and $456,000, respectively and basic losses per common share would have been $0.13 and $0.46, respectively. For the three months ended June 30, 2000, stock option compensation cost would have decreased by $43,000 resulting in a net loss of $166,000 and a basic loss per common share of $0.17. For the nine months ended June 30, 2000, stock option compensation cost would have decreased by $129,000 resulting in a net loss of $707,000 and a basic loss per common share of $0.71.


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 1999

         Property gross revenue increased from $2,454,000 in the three months ended June 30, 1999 to $2,533,000 in the three months ended June 30, 2000 reflecting generally higher rental rates. Property operating expenses also increased in the 2000 period to $2,090,000 from $1,966,000 in the 1999 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses remained the same at $196,000 for both periods. Stock option compensation decreased from $110,000 in 1999 to $64,000 in 2000 reflecting the greater number of options vesting in the prior period. Interest expense was $238,000 for the three months ended June 30, 2000 compared to $210,000 for the three months ended June 30, 1999 reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $158,000 in 2000 compared to $154,000.

NINE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE NINE MONTHS ENDED JUNE 30, 1999

         Property gross revenue increased from $7,267,000 in the nine months ended June 30, 1999 to $7,613,000 in the nine months ended June 30, 2000 reflecting generally higher rental rates. Property operating expenses also increased in the 2000 period to $6,472,000 from $5,953,000 in the 1999 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses were $608,000 in 2000 compared to $607,000 in 1999. Stock option compensation increased from $167,000 in 1999 to $202,000 in 2000 reflecting the greater number of options vesting in the current period. Interest expense was $715,000 for the nine months ended June 30, 2000 compared to $669,000 for the nine months ended June 30, 1999 reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $472,000 in 2000 compared to $461,000.

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


                              AGEMARK CORPORATION


November 21, 2000                    /s/  Richard J. Westin
                             ---------------------------------------------------
                                          Richard J. Westin,
                                        Chief Executive Officer


November 21, 2000                    /s/  James P. Tolley
                             ---------------------------------------------------
                                          James P. Tolley,
                                      Chief Financial Officer and
                                        Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION


EXHIBIT NO.         EXHIBIT DESCRIPTION
-----------         -------------------

      11            Statement Regarding Computation of Earnings Per Share

      27            Financial Data Schedule