Form 10KSB
period 2000-09-30
AGEMARK CORP
filed 2000-12-29
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

|X|      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 2000.
                           OR
|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
                     For the transition period from __________ to ___________
                        Commission file number 000-25313

                               AGEMARK CORPORATION
                 (Name of small business issuer in its charter)

                       Nevada                         94-3270169
          (State or Other Jurisdiction of          (I.R.S. Employer
           Incorporation or Organization)         Identification No.)

               2614 Telegraph Avenue
                    Berkeley, CA                         94704
      (Address of Principal Executive Offices)        (ZIP Code)

                    Issuer's telephone number: (510) 548-6600

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         State issuer's revenues for its most recent fiscal year:  $10,286,000

         State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $769,330; based on a per-share market value of $1.00 as determined by the Board of Directors of the issuer.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

         At December 21, 2000, there were 1,000,000 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable.

         Transitional Small Business Disclosure Format (check one): Yes |_| No
|X|

                                                      TABLE OF CONTENTS

                                                                                                                PAGE

PART I............................................................................................................3

     Item 1. DESCRIPTION OF BUSINESS..............................................................................3

     Item 2. DESCRIPTION OF PROPERTY.............................................................................14

     Item 3. LEGAL PROCEEDINGS...................................................................................15

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................15


PART II..........................................................................................................15

     Item 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.............................................15

     Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................................16

     Item 7. FINANCIAL STATEMENTS................................................................................20

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................38


PART III.........................................................................................................38

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE
                EXCHANGE ACT.....................................................................................38

     Item 10.Executive Compensation..............................................................................39

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................40

     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................41

     Item 13. FINANCIAL STATEMENTS AND EXHIBITS..................................................................43


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

         In September 1993, the Partnerships filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code. In May 1994, the HHS Partnerships proposed a plan of reorganization that was not confirmed, in part because the court-appointed liquidating trustee for the PIF Partnerships other than PIF I objected to the plan pending his further investigation of the operations of Opus, the HHS Partnerships and the PIF Partnerships. In January 1997, the Partnerships proposed a Second Amended Joint Plan of Reorganization (as amended and confirmed, the "Plan of Reorganization") that was supported by the liquidating trustee of the other PIF Partnerships. The Plan of Reorganization was confirmed by the United States Bankruptcy Court for the Northern District of California on April 29, 1997. The Plan of Reorganization was declared effective on September 30, 1998.

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

                                          (Amounts in thousands of dollars)
                                                          Accumulated      Net Book
                           Transferred    Historical     Depreciation        Value        Write Up    Plan of Reorg.
   Property Location          From           Value         12/31/97        12/31/97        (Down)          Value
------------------------  ------------   ------------   --------------   ------------   ------------ ---------------

Beatrice, NE              HHS I             $  2,742       $   888         $  1,854        $  (618)      $  1,236
Cumberland, MD            HHS I                2,188           635            1,553          2,315          3,868
Hastings, NE              HHS I                3,211         1,120            2,091            198          2,289
Chanute, KS               HHS II               2,602           750            1,852           (901)           951
Rock Island, IL           HHS II               4,345         1,212            3,133           (735)         2,398
Fort Madison, IA          HHS III              3,460           781            2,679           (464)         2,215
Manitowoc, WI             HHS III              3,642           693            2,949         (2,154)           795
Port Huron, IL            PIF I                1,090             0            1,090             86          1,176
Dickinson, ND             Private              1,380           380            1,000          1,273          2,273
Williston, ND             Private              1,932           538            1,394          2,978          4,372
                                         ------------   --------------   ------------   ------------ ---------------
                                             $26,592        $6,997          $19,595         $1,978        $21,573
                                         ============   ==============   ============   ============ ===============

         In connection with the transfers of the facilities, the Company also assumed various notes payable. The following is a summary of the notes payable assumed by the Company:

                                           (Amounts in thousands of dollars)

         Carrying value of notes (including accrued interest) by the Partnerships     $24,186
         Less forgiveness of debt recognized by the Partnerships                        8,595
                                                                                     ---------
         Notes payable assumed by the Company                                          15,591
                                                                                     =========

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

EMPLOYEES

         As of October 31, 2000, the Company had approximately 348 employees, including 189 part-time employees. None of the Company's employees are currently represented by a union. The Company believes that it has a good relationship with its employees, in part because it provides them with annual cash bonuses, a stock option program, health care coverage and a 401(k) program.

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

         NEED FOR ADDITIONAL CAPITAL. The Company's growth is subject to its ability to maintain or further increase revenues at existing facilities and the availability of capital. The Company has begun and continues to work with various sources of long-term financing to refinance existing loans in order to obtain financing with a longer term and obtain additional liquidity for future capital projects. In the opinion of management, we expect the Company will have sufficient cash from operations for the Company's operating and capital expenditure needs for at least the next 12 months. There can be no assurance that the Company will be able to maintain or further increase revenues at current facilities or that sufficient capital will be available or, if available, that it will be available on terms that the Company considers reasonable. Further, owing to the age of the Company's historic properties, the Company's facilities may require greater upkeep and capital expenditures than more modern facilities. The Company's inability or failure to maintain or further increase such revenues or obtain such sufficient capital on favorable terms could have a material adverse effect on its business, results of operations and financial condition.

         DEBT OBLIGATIONS. As of September 30, 2000, there was an aggregate balance of approximately $14,775,000 outstanding on mortgages secured by certain of the Company's properties. See Item 2--"Description of Property." Virtually all of the Company's long-term debt will come due in one year, subject to an extension to as much as an additional three years upon the repayment of substantial amounts of principal, a portion of which has already been paid by the Company. Consequently, a significant portion of the Company's cash flow is expected to be devoted to debt service, and there is a risk that the Company will not be able to generate sufficient cash flow from operations to cover required debt payments. The Company has begun and continues to work with various sources of long-term financing to refinance the existing loans in order to obtain financing with a longer term, reduce the impact of debt financing on future cash flows, and obtain additional liquidity for future capital projects. If the Company were unable to generate sufficient cash flow from operations to cover required debt payments in the future, there can be no assurance that sufficient financing would be available to cover the insufficiency or, if available, that the financing would be on terms acceptable to the Company.

In the absence of financing, the Company's ability to make scheduled principal and interest payments on its indebtedness would be adversely affected.

         OBTAINING RESIDENTS AND MAINTAINING RENTAL RATES. As of September 30, 2000, the senior citizen housing facilities owned and operated by the Company had a combined occupancy rate of approximately 80%. Occupancy may drop in these facilities primarily due to changes in the health of residents, increased competition from other providers of assisted living services that may give residents more choices with respect to the provision of such services, and changes in state regulations. Turnover among residents is affected by their health, and higher turnover can adversely affect the Company's results of operations. There can be no assurance that, at any time, any of the Company's facilities will be substantially occupied at assumed rents. In addition, full occupancy may be achievable only at rental rates below those assumed. The Company's operating expenses could be affected adversely by a variety of factors, including the level of services required to retain residents, which in turn is affected by the age and health of residents. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. In addition, the failure of the Company to generate sufficient revenue could result in an inability to make interest and principal payments on its indebtedness.

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

         DEPENDENCE ON KEY PERSONNEL. The Company's operations have been significantly dependent on the contributions of management, and the loss of the services of the Company's senior officers--Messrs. Pittore, Tolley and Westin--could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has entered into employment agreements with each of its senior officers. See Item 10--"Executive Compensation--Employment Agreements." The Company's success also depends to a significant extent upon a number of other key employees of the Company, including the Company's Chief Operating Officer and National Marketing Director. The loss of the services of one or more of these key employees also could have a material adverse effect on the Company. The Company does not carry key person life insurance. In addition, the Company believes that its future success will depend in part upon its ability to attract and retain additional highly skilled professional, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel that it requires for its business and planned growth.

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

         CONTROL BY OFFICERS, DIRECTORS AND AFFILIATED ENTITIES. The Company's executive officers, directors and certain entities affiliated with such directors beneficially own in the aggregate approximately 34.9% of the issued and outstanding shares of the Company's common stock. See Item 11--"Security Ownership of Certain Beneficial Owners and Management." Such stockholders may have sufficient voting power to control the outcome of matters (including the election of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) submitted to the stockholders for approval and may be deemed to have effective control over the affairs and management of the Company. This controlling interest in the Company may also have the effect of making certain transactions more difficult or impossible, absent the support of such stockholders. Such transactions could include a proxy contest, mergers involving the Company, tender offers and open market purchase programs involving the Company's common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for their shares of the Company's common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The following table sets forth, as of September 30, 2000, certain information as to the facilities owned by the Company:

                                                                                               Year
                    Facility Location (Facility Name)         No. of Beds    Year Built    Reopened(1)
-----------------------------------------------------------  -------------  ------------  -------------
Rock Island, Illinois (The Fort Armstrong)                         92           1926           1990
Fort Madison, Iowa (The Kensington)                                75           1954           1988
Chanute, Kansas (The Tioga)                                        55           1929           1990
Cumberland, Maryland (The Kensington Algonquin)                    86           1926           1989
Port Huron, Michigan (The Harrington Inn)                          72           1896           1990
Beatrice, Nebraska (The Kensington Paddock)                        64           1934           1989
Hastings, Nebraska (The Kensington)                                80           1914           1988
Dickinson, North Dakota (The Evergreen Retirement Inn)             78           1980           1990
Williston, North Dakota (The Kensington)                          115           1983           1988
Manitowoc, Wisconsin (Hotel Manitowoc) (2)                         50           1927           1993

----------
(1) "Year Reopened" refers to the year in which the facility was reopened as an assisted living facility, after renovation of the historic property. The Company's facilities at Dickinson, North Dakota and Williston, North Dakota are not historic properties.
(2) The Company's property in Manitowoc, Wisconsin is operated as an apartment complex.

         Except for the Company's facilities in Chanute, Kansas and Cumberland, Maryland, which are owned outright by the Company, each of the facilities listed in the table above is subject to a mortgage. See Item 6--"Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." As of September 30, 2000 there was an aggregate balance of $14,775,000 outstanding under the mortgages, with the amount owing on a property ranging from approximately $1,277,000 to $4,171,000.

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

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

                                    PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         There is currently no public trading market for the Company's Common Stock. As of December 21, 2000, there were 4,583 stockholders of record.

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

         In December 1998, the stockholders of the Company approved the adoption of the Company's 1997 Employee Stock Incentive Plan, a stock option plan for certain employees and directors. As of September 30, 2000, options to purchase up to a total of 237,164 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers and directors of the Company. The Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 701 under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to the adequacy of the Company's capital resources, the ability to obtain new sources of capital, and the ability to service its debt obligations as they become due, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the matters discussed in "Factors That May Affect Results." See Item 1--"Description of Business--Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

OVERVIEW

         Operations for the twelve months ended September 30, 2000 reflect the second full twelve-month period of operations that includes all of the Company's ten properties operating for the full period.

TWELVE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE TWELVE MONTHS ENDED SEPTEMBER 30, 1999

         Property gross revenue increased from $9,785,000 for the twelve months ended September 30, 1999 to $10,223,000 for the twelve months ended September 30, 2000, reflecting generally higher rental rates. While occupancy and gross income dropped significantly at two of the Company's properties, it was more than offset by higher rates and occupancies at the other facilities. In general, higher rates reflect an increase in the kinds and quantities of services being provided to residents.

         Other income decreased from $592,000 in the 1999 period to $63,000 in the 2000 period. Other income for 1999 consisted of non-cash income realized from the settlement and compromise of prepetition liabilities in the amount of $223,000 and from the settlement of disputed property taxes and interest of $315,000, interest earned on reserves in the amount of $32,000, and miscellaneous income in the amount of $22,000. In the 2000 period compromised prepetition liabilities were $43,000, interest income was $10,000 and miscellaneous income was $10,000.

         Property operating expenses increased from $8,065,000 in the 1999 period to $8,661,000 in the 2000 period, reflecting higher costs of providing higher levels of services primarily driven by higher personnel costs.

         Administrative and overhead expenses decreased from $913,000 in the 1999 period to $790,000 in the 2000 period. The decrease is reflected in lower amounts for each classification of expense in the 2000 period. Administrative and overhead expenses for the 1999 period consisted of $537,000 in salaries and other personnel-related costs including employee benefits, payroll taxes and travel expenses; legal and accounting expenses of $145,000; office and occupancy costs of $28,000; and other administrative costs of $205,000. Within other administrative costs are $61,000 of expenses paid and capitalized during the 1998 period for reports and appraisals required to refinance debt which were expensed in 1999 when financing was not obtained and $65,000 of professional fees earned by property tax consultants upon the reduction of taxes and interest discussed above. Administrative and overhead expenses for the 2000 period consisted of $525,000 in salaries and other personnel-related costs including employee benefits, payroll taxes and travel expenses; legal and accounting expenses of $113,000; office and occupancy costs of $27,000; and other administrative costs of $125,000. Within other administrative costs are $44,000 of expenses paid and capitalized during the 1999 period for reports and appraisals required to refinance debt which were expensed in 2000 when financing was not obtained.

         Stock option compensation increased from $230,000 during the 1999 period to $266,000 during the 2000 period, reflecting the greater number of options vesting in the 2000 period.

         Income tax expense increased from $2,000 during the 1999 period to $13,000 for the 2000 period, due solely to higher state taxes calculated on gross income.

         Interest expense increased from $885,000 in the 1999 period to $953,000 in the 2000 period, primarily due to note terms which require a higher interest rate on the mortgage note secured by the Company's Rock Island facility.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased from $780,000 at September 30, 1999 to $355,000 at September 30, 2000. Net cash used in operations was $115,000 in the 2000 period compared to net cash provided by operations of $245,000 in the 1999 period. This change was primarily due to the payment of prepetition property taxes settled in the prior period.

         Net cash used by investing activities in the 2000 period was $205,000 consisting primarily of additions to property and equipment of $153,000 at the Company's facilities. In addition $52,000 was advanced to the Company's joint venture in Cumberland, MD to support start-up costs. Net cash used by investing activities was $380,000 in 1999, reflecting additions to property and equipment at the Company's facilities.

         Net cash used in financing activities in the 2000 period was $105,000 consisting of regular principal payments of $47,000 and $58,000 in new financing costs paid to obtain new long-term financing to replace a portion of the Company's maturing debt. Net cash used in financing activities in 1999 was $554,000, reflecting principal payments on the Company's loans payable; $508,000 was paid on the Superfirst note, and $46,000 was paid on the tax notes. The Superfirst note payment was a one-time prearranged payment.

         Notes payable (in thousands) consist of the following at September 30, 2000:

         Notes secured by real estate:
           Regular mortgage notes................   $    9,277
           Rock Island mortgage note.............        4,171
           Superfirst note.......................          885
           Reimbursement notes...................          392
           Other notes...........................           50
                                                    ----------
              Total secured notes................   $   14,775
           Tax notes.............................          195
                                                    ----------
              Total notes payable................   $   14,970
                                                    ==========

         There are four regular mortgage notes, dated September 30, 1998, that bear interest at 8% per annum. Interest on each of the notes is payable monthly at a rate of 6% per annum. Accrued and unpaid interest resulting from this deferral provision increased by $185,540 during the year ended September 30, 2000 to $396,583. The notes are due on September 30, 2001 and can be extended an additional three years upon the payment of substantial amounts on the principal balance. On a quarterly basis, any portion of the 8% interest which is unpaid and 75% of any computed net cash flow from the properties securing the notes is payable. To the extent that this calculation results in a payment of principal, that sum is to be retained by the lender as a reserve for capital improvements. No amounts were computed to be payable under this provision during the fiscal year ended September 30, 2000. These notes are secured by first mortgage liens on properties in Dickinson, ND, Williston, ND, Fort Madison, IA and Hastings, NE.

         The Rock Island mortgage note, dated September 30, 1998, bears interest as follows: from October 1, 1998 through September 30, 1999, the lesser of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 1999 through September 30, 2000, the greater of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 2000 until maturity, the greater of 4% per annum on the unpaid principal balance or computed cash flow from the Rock Island property. For the fiscal year ended September 30, 2000, interest payable of $83,420 accrued and was paid during the period. The note is secured by a first mortgage lien on the property located in Rock Island, IL, is due on September 30, 2001 and can be extended an additional three years upon the payment of substantial amounts on the principal balance.

         By agreement with the holder of the regular mortgage notes and the Rock Island mortgage note, minimum interest payments required to be paid from June 2000 forward have been deferred to provide funds to perform substantial physical modifications to the property located in Hastings, NE. These modifications are required by local licensing authorities in order to continue the operation of the property as an assisted living facility. Pursuant to this arrangement payments totaling $227,500 were not made from June 2000 through September 30, 2000.

         The Superfirst note and two reimbursement notes, dated September 30, 1998, bear interest at 5% per annum. No periodic payments of interest or principal are required. Accrued and unpaid interest resulting from this deferral provision increased by $63,872 to $133,033 at September 30, 2000. All of the accrued interest and unpaid principal is due on September 30, 2001. These notes are secured by first mortgage liens on properties located in Beatrice, NE, Manitowoc, WI and Port Huron, MI.

         The other secured notes consist of two notes totaling approximately $50,000 bearing interest at 8% per annum. No periodic interest or principal payments are required on these two notes. Accrued and unpaid interest resulting from this deferral provision increased by $3,976 during the fiscal year ended September 30, 2000 to $23,200. All of the accrued interest and unpaid principal is due on September 30, 2001. These two notes are secured by a second mortgage lien on the property located in Williston, ND.

         The tax notes bear interest at 8% per annum. Payments of interest and principal are due semi-annually each January and July in the amount of $5,886 through January 2004 and each February and August in the amount of $26,638 through February 2004.

         Future maturities of notes payable (in thousands) at September 30, 2000 are as follows:

         Years ending September 30:
                2001......................  $14,825
                2002......................       55
                2003......................       60
                2004......................       30
                                           ---------
                                            $14,970
                                           =========

         Virtually all of the Company's long-term debt will come due next year, subject to an extension to as much as an additional three years upon the repayment of substantial amounts of principal, a portion of which has already been paid by the Company. In addition, the loans provide for substantial discounts for early repayment. The Company has begun and continues to work with various sources of long-term financing to refinance the existing loans in order to obtain financing with a longer term, reduce the impact of debt financing on future cash flows, and obtain additional liquidity for future capital projects. Management expects that the Company will have sufficient cash from operations for the Company's operating and capital expenditure needs for at least the next 12 months.

IMPACT OF INFLATION

         Management believes that the Company's operations have not been materially adversely affected by inflation. The Company expects that it will be able to offset the effects of inflation on salaries and other operating expenses by increases in rental rates, subject to applicable restrictions in North Dakota, where the Company receives subsidies.

ITEM 7. FINANCIAL STATEMENTS

                                      AGEMARK CORPORATION
                          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                         Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                         21


FINANCIAL STATEMENTS

Balance sheet as of September 30, 2000                                                     22

Statements of operations for the years ended September 30, 2000 and 1999                   23

Statements of stockholders' equity for the years ended September 30, 2000 and 1999         24

Statements of cash flows for the years ended September 30, 2000 and 1999                   25

Notes to financial statements                                                         26 - 36


SCHEDULE XI

Real estate and accumulated depreciation                                                   37


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders and
Board of Directors of
Agemark Corporation



We have audited the accompanying balance sheet of AGEMARK CORPORATION (a Nevada corporation) as of September 30, 2000, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2000 and 1999. We have also audited the financial statement Schedule XI. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGEMARK CORPORATION as of September 30, 2000, and the results of its operations and its cash flows for the years ended September 30, 2000 and 1999 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement
Schedule XI, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 TIMPSON GARCIA

Oakland, California
December 21, 2000

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                               SEPTEMBER 30, 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)


                                   A S S E T S

Cash and cash equivalents                                             $     355
Property and equipment, net                                              20,656
Investment in joint venture                                                 164
Deferred tax assets                                                         445
Other assets                                                                450
                                                                      ---------

         Total assets                                                 $  22,070
                                                                      =========



                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
   Accounts payable and accrued liabilities                           $   2,007
   Notes payable                                                         14,970
                                                                      ---------

         Total liabilities                                            $  16,977
                                                                      ---------


STOCKHOLDERS' EQUITY
   Common stock, stated value $.001, 20,000,000 shares
     authorized, 1,000,000 shares issued and outstanding              $       1
   Additional paid in capital                                             6,352
   Accumulated (deficit)                                                 (1,260)

         Total stockholders' equity                                   $   5,093
                                                                      ---------


         Total liabilities and stockholders' equity                   $  22,070
                                                                      =========


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                    2000               1999
                                                    ----               ----

Revenue
     Property gross revenue                       $   10,223         $    9,785
     Other income                                         63                592
                                                  ----------         ----------

         Total revenue                            $   10,286         $   10,377
                                                  ----------         ----------


Expenses
     Property operating expenses                  $    8,661         $    8,065
     Administrative and overhead expenses                790                913
     Stock option compensation                           266                230
     Interest expense                                    953                885
     Depreciation                                        629                617
                                                  ----------         ----------

         Total expenses                           $   11,299         $   10,710
                                                  ----------         ----------

                                                  $   (1,013)        $     (333)

Equity in net (loss) of joint venture                    (18)                 0
                                                  ----------         ----------

         (Loss) before income taxes               $   (1,031)        $     (333)

Income tax expense                                        13                  2
                                                  ----------         ----------

         Net (loss)                               $   (1,044)        $     (335)
                                                  ==========         ==========


         Basic (loss) per common share            $    (1.04)        $    (0.33)
                                                  ==========         ==========

         Fully diluted (loss) per common share    $    (0.88)        $    (0.29)
                                                  ==========         ==========


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                 (IN THOUSANDS)


                                           Additional    Retained
                                Common      Paid-In      Earnings
                                 Stock      Capital      (Deficit)       Total

Balance, September 30, 1998    $      1     $  5,856      $    119     $  5,976


Stock option compensation                        230                        230


Net (loss)                                                    (335)        (335)
                               --------     --------      --------     --------


Balance, September 30, 1999    $      1     $  6,086      $   (216)    $  5,871


Stock option compensation                        266                        266


Net (loss)                                                  (1,044)      (1,044)
                               --------     --------      --------     --------


Balance, September 30, 1999    $      1     $  6,352      $ (1,260)    $  5,093
                               ========     ========      ========     ========


See accompanying notes to financial statements.

                                                     AGEMARK CORPORATION

                                                  STATEMENTS OF CASH FLOWS

                                           YEARS ENDED SEPTEMBER 30, 2000 AND 1999

                                                       (IN THOUSANDS)

                                                                          2000               1999
                                                                          ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (loss)                                                       $   (1,044)        $     (335)
     Adjustments to reconcile net income (loss) to
       net cash provided by operating activities:
         Depreciation                                                        629                617
         Prepetition liabilities settled or compromised                      (43)              (223)
         Real property taxes and accrued interest reduced on appeal            0               (315)
         Stock option compensation                                           266                230
         Undistributed loss from joint venture                                18                  0
         Change in assets and liabilities:
           (Increase) decrease in other assets                               (29)                15
           Increase in accounts payable and accrued liabilities               88                256
                                                                      ----------         ----------

              Net cash provided by (used in) operating activities     $     (115)        $      245
                                                                      ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Additions to property and equipment                              $     (153)        $     (380)
     Investment in joint venture                                             (52)                 0
                                                                      ----------         ----------

              Net cash (used in) investing activities                 $     (205)        $     (380)
                                                                      ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payments on notes payable                              $      (47)        $     (554)
     New loan costs paid                                                     (58)                 0
                                                                      ----------         ----------

              Net cash (used in) financing activities                 $     (105)        $     (554)
                                                                      ----------         ----------

              Net (decrease) in cash and cash equivalents             $     (425)        $     (689)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                 780              1,469
                                                                      ----------         ----------

              Cash and cash equivalents, end of year                  $      355         $      780
                                                                      ==========         ==========

SUPPLEMENTAL DISCLOSURES Cash payments for:
       Interest                                                       $      478         $      617
                                                                      ==========         ==========

       Taxes                                                          $       13         $        2
                                                                      ==========         ==========

     Noncash investing transaction:
       Land contributed to joint venture                              $      130
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

                                  (Continued)
                                       26

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


             Investment in Joint Venture:

                The Company has adopted the equity method of accounting for 20% or more owned investee companies. Under this method, the Company's equity in the earnings or losses of these companies is reflected in the Company's earnings.


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

                                  (Continued)
                                       27

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


NOTE 2.      CASH AND CASH EQUIVALENTS

                At September 30, 2000, cash and cash equivalents included approximately $190,000 invested in Vanguard Federal Money Market Fund. Vanguard Federal Money Market Fund invests in United States Treasury obligations, securities issued or guaranteed by agencies of the U.S. Government, and repurchase agreements collateralized by these obligations and securities.


NOTE 3.      PROPERTY AND EQUIPMENT

                Property and equipment (in thousands) consists of the following at September 30, 2000:

                                                      Plan
                                                     Values              Cost               Total
                                                     ------              ----               -----

                 Land                              $        905       $      -           $       905
                 Buildings                               18,345                469            18,814
                 Personal property                        2,193                257             2,450
                                                   ------------       ------------       -----------

                                                   $     21,443       $        726       $    22,169
                                                    ===========        ===========

                 Less accumulated depreciation                                                 1,513
                                                                                         -----------

                                                                                         $    20,656
                                                                                          ==========

                                  (Continued)
                                       28

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

                                          Trans-                    Accum.    Net Book     Write
                     Property             ferred       Historical    Depr.     Value         Up       Plan
                     Location              From          Value     12/31/97   12/31/97     (Down)    Values
                     --------              ----          -----     --------   --------      ----     ------

             Beatrice, NE                  HHS I      $    2,742  $     888  $   1,854  $   (618)  $   1,236
             Cumberland, MD                HHS I           2,188        635      1,553      2,315      3,868
             Hastings, NE                  HHS I           3,211      1,120      2,091        198      2,289
             Chanute, KS                  HHS II           2,602        750      1,852      (901)        951
             Rock Island, IL              HHS II           4,345      1,212      3,133      (735)      2,398
             Fort Madison, IA             HHS III          3,460        781      2,679      (464)      2,215
             Manitowoc, WI                HHS III          3,642        693      2,949    (2,154)        795
             Port Huron, IL                PIF I           1,090          0      1,090         86      1,176
             Dickinson, ND                Private          1,380        380      1,000      1,273      2,273
             Williston, ND                Private          1,932        538      1,394      2,978      4,372
                                                       ---------   --------   --------   --------   --------

                                                      $   26,592  $   6,997  $  19,595  $   1,978  $  21,573
                                                       =========   ========   ========   ========

             Less land contributed to joint venture (see note 7)                                         130
                                                                                                    --------

                                                                                                    $ 21,443
                                                                                                    ========

                                  (Continued)
                                       29

                          NOTES TO FINANCIAL STATEMENTS

             In connection with the transfers of the facilities, the Company also assumed various notes payable. The following is a summary (in thousands) of the notes payable assumed by the Company:



                    Carrying value of notes (including accrued
                      interest) by the Partnerships                               $    24,186
                    Less forgiveness of debt recognized by the Partnerships             8,595
                                                                                   ----------

                          Notes payable assumed by the Company                    $    15,591
                                                                                   ==========


NOTE 4.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

             Accounts payable and accrued liabilities (in thousands) consist of the following at September 30, 2000:


                     Current and continuing operating liabilities                 $    1,031
                     Accrued interest on notes payable                                   782
                     Prepetition accounts payable                                         23
                     Disputed real estate taxes and interest, settled amounts            171
                                                                                   ---------

                                                                                  $    2,007
                                                                                   =========

             The term "prepetition" refers to liabilities arising in periods prior to the dates on which the Partnerships filed for Chapter 11 protection, generally prior to September 3, 1993.

             As a result of various filings and hearings in the U.S. Bankruptcy Court, substantial amounts of prepetition accounts payable and past due real estate taxes and interest have been reduced to the amounts listed above. These actions resulted in reductions of approximately $43,000 and $223,000 in prepetition accounts payable in 2000 and 1999, respectively, and approximately $315,000 in real estate taxes and accrued interest in 1999. These reductions have been included as other income in the statement of operations.

                                  (Continued)
                                       30

                          NOTES TO FINANCIAL STATEMENTS


NOTE 5.      NOTES PAYABLE

             Notes payable (in thousands) consist of the following at September 30, 2000:

                    Notes secured by real estate:
                         Regular mortgage notes               $   9,277
                         Rock Island mortgage note                4,171
                         Superfirst note                            885
                         Reimbursement notes                        392
                         Other notes                                 50
                                                               --------

                                Total secured notes           $  14,775

                     Tax notes                                      195
                                                               --------

                                Total notes payable           $  14,970
                                                               ========

             There are four regular mortgage notes, dated September 30, 1998, that bear interest at 8% per annum. Interest on each of the notes is payable monthly at a rate of 6% per annum. Accrued and unpaid interest resulting from this deferral provision increased by $185,540 each year during the years ended September 30, 2000 and 1999. As of September 30, 2000, the total amount of accrued and unpaid interest on these notes is $396,583. The notes are due on September 30, 2001 and can be extended an additional three years upon the payment of substantial amounts on the principal balance. On a quarterly basis, any portion of the 8% interest which is unpaid and 75% of any computed net cash flow from the properties securing the notes is payable. To the extent that this calculation results in a payment of principal, that sum is to be retained by the lender as a reserve for capital improvements. No amounts were computed to be payable under this provision during the years ended September 30, 2000 and 1999. These notes are secured by first mortgage liens on properties in Dickinson, ND, Williston, ND, Fort Madison, IA and Hastings, NE.

             The Rock Island mortgage note, dated September 30, 1998, bears interest as follows: from October 1, 1998 through September 30, 1999, the lesser of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 1999 through September 30, 2000, the greater of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 2000 until maturity, the greater of 4% per annum on the unpaid principal balance or computed cash flow from the Rock Island property. For the year ended September 30, 1999, interest payable of $43,451 was computed and $38,152 was paid during the period. For the year ended September 30, 2000, interest payable of $83,420 was computed through May, 2000 and $88,719 was paid during the period. The note is secured by a first mortgage lien on the property located in Rock Island, IL and is due on

                                  (Continued)
                                       31

                          NOTES TO FINANCIAL STATEMENTS

             September 30, 2001 and can be extended an additional three years upon the payment of substantial amounts on the principal balance.

             By agreement with the holder of the regular mortgage notes and the Rock Island mortgage note, minimum interest payments required to be paid from June, 2000 forward have been deferred to provide funds to perform substantial modifications to the property located in Hastings, NE. These modifications are required by local licensing authorities in order to continue the operation of the property as an assisted living facility. Accrued and unpaid interest pursuant to this arrangement amounted to $227,500 as of September 30, 2000.

             The Superfirst note and two reimbursement notes, dated September 30, 1998, bear interest at 5% per annum. A prearranged principal payment of $508,000 was applied to the outstanding balance on November 10, 1998. No other periodic payments of interest or principal are required. Accrued and unpaid interest resulting from this deferral provision amounted to $63,873 and $69,160 for the years ended September 30, 2000 and 1999, respectively. As of September 30, 2000, the total amount of accrued and unpaid interest on these notes is $133,033. All of the accrued interest and unpaid principal is due on September 30, 2001. These notes are secured by first mortgage liens on properties located in Beatrice, NE, Manitowoc, WI and Port Huron, MI

             The other secured notes consist of two notes totaling approximately $50,000 bearing interest at 8% per annum. No periodic interest or principal payments are required on these two notes. Accrued and unpaid interest resulting from this deferral provision increased by $3,976 each year during the years ended September 30, 2000 and 1999. As of September 30, 2000, the total amount of accrued and unpaid interest on these notes is $22,200. All of the accrued interest and unpaid principal is due on September 30, 2001. These two notes are secured by a second mortgage lien on the property located in Williston, ND.

             The tax notes bear interest at 8% per annum. Payments of interest and principal are due semi-annually each January and July in the amount of $5,886 through January, 2004 and each February and August in the amount of $26,638 through February, 2004.

             Future maturities of notes payable (in thousands) at September 30, 2000 are as follows:

                      Years ending September 30:
                          2001                         $     14,825
                          2002                                   55
                          2003                                   60
                          2004                                   30
                                                       ------------

                                                       $     14,970
                                                        ===========

                                  (Continued)
                                       32

                          NOTES TO FINANCIAL STATEMENTS


NOTE 6.      TRANSACTIONS WITH AFFILIATES

             The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. EMI is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 4.5% of gross income paid monthly. Management fees of $460,023 and $441,130 for the years ended September 30, 2000 and 1999, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI. At September 30, 2000, accounts payable includes $38,795 owed by the Company to EMI.

             The Company rents its corporate headquarters in Berkeley, CA pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease was written for a one-year term starting October 1, 1998 at a rent of $2,000 per month and automatically renews unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

             For the year ended September 30, 2000 and 1999, administrative expenses include rent for the Company's headquarters in the amount of $24,000 paid pursuant to the above lease between the Company and the Waterford Company.

             During 1999, the Company also entered into a joint venture agreement with entities controlled by Richard J. Westin and Jesse
             A. Pittore, directors and officers of the Company (see Note 7).


NOTE 7.      INVESTMENT IN JOINT VENTURE

             The Company has entered into an agreement with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, to jointly develop, build and operate an Alzheimer's facility in Cumberland, MD. The agreement provides, in part, for the Company to contribute land located adjacent to its Cumberland, MD facility upon which the Alzheimer's facility is built. The Westin and Pittore entities have funded all of the costs to build, furnish and operate the facility. For its contribution of land, the Company will receive a 25% ownership interest and 25% of all net income and proceeds from the operation and sale of the facility. This facility began operations in August, 2000.

                                  (Continued)
                                       33

                          NOTES TO FINANCIAL STATEMENTS


             The following information (in thousands) summarizes the activity of the joint venture through September 30, 2000:

                    Land contributed to joint venture        $      130
                    Cash advances to joint venture                   52
                    Company's share of net (loss)                   (18)
                                                             ----------

                    Investment in joint venture              $      164
                                                              =========

NOTE 8.      INCOME TAXES

             Income taxes consist of current state franchise taxes of approximately $13,000 and $2,000 for the years ended September 30, 2000 and 1999, respectively. The following is a reconciliation (in thousands) of the federal statutory income tax amount on income to the provision for income tax expense:

                                                                2000      1999
                                                                ----      ----

             Federal statutory income tax (benefit) at 34%    $  (476)   $ (280)
             State franchise taxes                                 13         2
             Valuation allowance increase during the period       476       280
                                                              -------    ------
                        Income tax expense                    $    13    $    2


             A summary (in thousands) of the deferred tax assets at September 30, 2000 follows:

                                                                      Estimated                        Net
                                                                      Deferred        Valuation     Deferred
                                                                      Tax Asset       Allowance     Tax Asset
                                                                      ---------       ---------     ---------

             Difference in basis of property and equipment                $ 890           $ 445         $ 445
             Accrued compensated absences                                    21              21             0
             Stock option compensation                                      169             169             0
             Net operating loss carryforward                                820             820             0
                                                                           ----            ----            --
                                                                        $ 1,900         $ 1,455         $ 445
                                                                         ======          ======          ====

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

                                  (Continued)
                                       34

                          NOTES TO FINANCIAL STATEMENTS

             At September 30, 2000, the Company has federal net operating loss carryforwards of approximately $2,410,000 that will expire as follows:

                    Amount expiring in 2018            $     410,000
                    Amount expiring in 2019                  600,000
                    Amount expiring in 2020                1,400,000


NOTE 9.      401(K) SAVINGS PLAN

             The Company has adopted a Savings Plan effective July 1, 1998 (the "401(k) Plan") that is intended to qualify under Section 401(k) of the Internal Revenue Code. After completing twelve months of service, employees that are at least twenty-one years of age are eligible to participate in the 401(k) Plan by contributing up to 15% of their gross income to the 401(k) Plan subject to Internal Revenue Service restrictions. The Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors, but such contributions are not required. For the years ended September 30, 2000 and 1999, no contributions to the 401(k) Plan were made by the Company.

NOTE 10.     EARNINGS PER SHARE

             In accordance with Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE, the Company is required to present both basic and diluted earnings per common share.

             For the years ended September 30, 2000 and 1999, the weighted average common shares outstanding was 1,000,000 shares for the calculation of basic earnings per common share. Diluted earnings per common share was computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method as follows:

                                                                    2000            1999
                                                                    ----            ----

             Weighted average common shares actually outstanding    1,000,000      1,000,000
             Employee stock options                                   189,579        137,088
                                                                    ---------      ---------

             Weighted average common shares and equivalents         1,189,579      1,137,088
                                                                    =========      =========


NOTE 11.     EMPLOYEE STOCK INCENTIVE PLAN

             In December, 1998 the stockholders approved the adoption of the 1997 Employee Stock Incentive Plan, a stock option plan for certain employees and directors. The total number of shares that may be issued upon the exercise of

                                  (Continued)
                                       35

                          NOTES TO FINANCIAL STATEMENTS
             options under this plan is 250,000. Also under this plan, no participant may be granted more than 100,000 shares and no awards may be granted after November 21, 2007.

             Options to purchase up to a total of 237,164 shares of common stock have been granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

                                                 Exercise          Date
                                     Shares        Price           Fully
                 Date of Grant       Granted     Per Share        Vested
                 -------------       -------     ---------        ------

                January 1, 1999       166,666    $   1.10     July 1, 1999
                January 1, 1999         1,000        1.00     January 1, 2000
                January 1, 1999        42,750        1.00     January 1, 2003
                April 1, 1999          18,748        1.00     April 1, 2001
                November 10, 1999       5,000        1.00     November 1, 2001
                December 22, 1999       3,000        1.00     December 1, 2000


             The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation for the years ended September 30, 2000 and 1999 under APB Opinion No. 25 was approximately $266,000 and $230,000.

             If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statement of operations for the year ended September 30, 2000 would have decreased by $171,000, resulting in a net loss of $873,000 and the basic loss per common share would have been $0.87. For the year ended September 30, 1999, stock option compensation costs would have increased by $773,000, resulting in a net loss of $1,108,000 and the basic net loss per common share would have been $1.11.

                                  (Continued)
                                       36

                                               AGEMARK CORPORATION
                                                   SCHEDULE XI
                                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                                               SEPTEMBER 30, 2000


         Column A            Column B          Column C        Column D               Column E

                                                                 Costs
                                                              Capitalized
                                                               (Charged
                                             Initial Cost        Off)           Gross Amount at Which
                                              to Company      Subsequent      Carried at Close of Period
                                         -------------------      to       -------------------------------
        Description        Encumbrances    Land    Buildings  Acquisition    Land    Buildings     Total
-------------------------  ------------  --------  ---------  -----------  --------  ---------  ----------

Asisted Living Facility
Williston, ND............    $ 2,550     $    74   $  3,860    $    126    $    74   $  3,986   $  4,060

Assisted Living Facility
Beatrice, NE.............      1,277          14      1,083         137         14      1,220      1,234

Assisted Living Facility
Port Huron, MI...........          *          98        902          10         98        912      1,010

Apartment House
Manitowoc, WI............          *         286        491          14        286        505        791

Assisted Living Facility
Chanute, KS..............         --           7        868           4          7        872        879

Assisted Living Facility
Cumberland, MD...........         --         187      3,388         (67)        57      3,451      3,508

Assisted Living Facility
Rock Island, IL..........      4,171         189      1,855           9        189      1,864      2,053

Assisted Living Facility
Fort Madison, IA.........      2,215          52      1,915          41         52      1,956      2,008

Assisted Living Facility
Hastings, NE.............      2,289          92      1,892           5         92      1,897      1,989

Assisted Living Facility
Dickinson, ND............      2,273          36      2,091          60         36      2,151      2,187
                           ------------  --------  ---------  -----------  --------  ---------  ----------

     Totals..............    $14,775     $ 1,035   $ 18,345    $    339    $   905   $ 18,814   $ 19,719
                           ============  ========  =========  ===========  ========  =========  ==========



         Column A            Column F       Column G      Column H     Column I

                           Accumulated
                           Depreciation
                               and          Date of        Date
        Description        Amortization   Construction    Acquired       Life
-------------------------  ------------   ------------    --------     --------

Asisted Living Facility
Williston, ND............     $   271         1983         1/1/98       40 yr.

Assisted Living Facility
Beatrice, NE.............          74         1934         4/1/98       40 yr.

Assisted Living Facility
Port Huron, MI...........          57         1896         4/1/98       40 yr.

Apartment House
Manitowoc, WI............          31         1927         4/1/98       40 yr.

Assisted Living Facility
Chanute, KS.............           54         1929         4/1/98       40 yr.

Assisted Living Facility
Cumberland, MD...........         214         1926         4/1/98       40 yr.

Assisted Living Facility
Rock Island, IL..........         105         1926         7/1/98       40 yr.

Assisted Living Facility
Fort Madison, IA.........         109         1954         7/1/98       40 yr.

Assisted Living Facility
Hastings, NE.............         107         1914         7/1/98       40 yr.

Assisted Living Facility
Dickinson, ND............         119         1980         7/1/98       40 yr.
                           ------------

     Totals..............     $ 1,141
                           ============

---------------
* The notes totaling $1,277,000 are secured by a blanket mortgage on the properties in Beatrice, NE, Port Huron, MI and Manitowoc, WI.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of September 30, 2000, the directors and executive officers and their respective ages of the Company are as follows:

                Name          Age                  Position
----------------------------  ---  ---------------------------------------------
Richard J. Westin...........   58  Director, Co-Chairman of the Board, Chief
                                   Executive Officer and Secretary
Jesse A. Pittore............   59  Director, Co-Chairman of the Board, President
Robert R. Herrick, M.D......   61  Director
James P. Tolley.............   57  Treasurer and Chief Financial Officer

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

Mr. Tolley is a Certified Public Accountant and holds a Bachelor of Science degree from California State University, San Francisco.

         SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Under the securities laws of the United States, the Company's directors, executive officers and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Annual Report on Form 10-KSB those persons who failed to timely file these reports. Based on a review of the Company's records, all of the filing requirements were satisfied for the fiscal year ended September 30, 2000.

ITEM 10. EXECUTIVE COMPENSATION

         Pursuant to the Plan of Reorganization, for two years after the effective date of the Plan of Reorganization, which period ended on September 30, 2000, Messrs. Westin and Pittore have agreed not to accept more than $1,000 per month in salary for their services as officers of the Company. The Plan also provides that neither of Messrs. Westin nor Pittore may receive compensation for his services as director of the Company except for stock options and other perquisites as set forth in each of their employment agreements. See "--Employment Agreements" below. Dr. Herrick, who is a nonemployee director, receives options to purchase 1,000 shares of the Company's common stock per year for his services as director, subject to adjustment by the Board of Directors.

                                         SUMMARY COMPENSATION TABLE

                                                                                   LONG-TERM
                                                                                 COMPENSATION
                                                                                    AWARDS
                                                                                --------------
                                                        ANNUAL COMPENSATION       SECURITIES
                                                      -----------------------     UNDERLYING          ALL OTHER
       NAME AND PRINCIPAL POSITION            YEAR      SALARY       BONUS       OPTIONS/SARS      COMPENSATION(1)
-------------------------------------------  ------   ---------    ----------   --------------    -----------------

Richard J. Westin.......................      2000    $  12,000         --               --           $ 12,000
   Co-Chairman of the Board and Chief         1999       12,000         --           83,333             12,000
   Executive Officer
Jesse A. Pittore........................      2000       12,000         --               --             12,000
   Co-Chairman of the Board and President     1999       12,000         --           83,333             12,000
Robert R. Herrick, M.D..................      2000           --         --            3,000                 --
   Director                                   1999           --         --            1,000                 --
James P. Tolley.........................      2000      117,000                          --                 --
   Chief Financial Officer                    1999      102,000         --           20,000                 --

----------

(1)      Car and travel allowance of $1,000 per month.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows as of December 21, 2000, (i) the beneficial owners of more than 5% of the outstanding Common Stock of the Company and their holdings and (ii) the number of shares held by each director and each executive officer listed in the table under the section titled "Executive Compensation" below and all directors and executive officers as group, as reported by each person. Except as noted, each person has sole voting and investment power over shares indicated in the table.

                                                                    AMOUNT AND NATURE OF COMMON STOCK
                                                                            BENEFICIALLY OWNED
                                                               ------------------------------------------
                          COMMON STOCK HOLDER                    NUMBER OF SHARES      PERCENT OF CLASS
-----------------------------------------------------------    --------------------  --------------------

STOCKHOLDERS
Opus X. Inc................................................        53,537(1)                    5.4%
   2614 Telegraph Avenue
   Berkeley, California 94704

DIRECTORS AND OTHER EXECUTIVE OFFICERS
Jesse A. Pittore...........................................       194,177(2)                   17.9
Richard J. Westin..........................................       194,178(3)                   17.9
Robert Herrick, M.D........................................         4,131(4)                    *
James P. Tolley............................................        19,267(5)                    1.9
Directors and Officers as a Group (4 persons)..............       411,753(2)(3)(4)(5)          34.9

----------

*    Less than 1%
(1)  Opus X Inc. ("Opus"), formerly known as Westor Financial
     Group, Inc., is jointly held by Messrs. Pittore and Westin.
(2) Includes 26,768 out of 53,537 shares of common stock owned by Opus, of which Mr. Pittore owns an approximately 50% interest and 83,333 which could be acquired by exercising options within 60 days of December 21, 2000.
(3) Includes 26,769 out of 53,537 shares of common stock owned by Opus, of which Mr. Westin owns an approximately 50% interest and 83,333 which could be acquired by exercising options within 60 days of December 21, 2000.
(4) Includes 4,000 shares that Dr. Herrick could acquire by exercising options within 60 days of December 21, 2000.

(5) Includes 10,417 shares that Mr. Tolley could acquire by exercising options within 60 days of December 21, 2000.

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

         Options to purchase up to a total of 237,164 shares of common stock have been granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

                                                           EXERCISE PRICE
               DATE OF GRANT           SHARES GRANTED        PER SHARE       DATE FULLY VESTED
         ------------------------   --------------------   --------------   -------------------

         January 1, 1999                   166,666              $1.10        July 1, 1999
         January 1, 1999                     1,000               1.00        January 1, 2000
         January 1, 1999                    42,750               1.00        January 1, 2003
         April 1, 1999                      18,748               1.00        April 1, 2001
         November 10, 1999                   5,000               1.00        November 1, 2001
         December 22, 1999                   3,000               1.00        December 1, 2000


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Evergreen, which is jointly owned by Messrs. Westin and Pittore, presently manages all of the Company's properties under management agreements that were substantially amended pursuant to the Plan of Reorganization. The Company and Evergreen enter into individual contracts for each of the facilities owned by the Company. Each management contract's initial term is three years, and Evergreen has the option to extend each management contract for an additional three year term. The management fee paid pursuant to each management contract is based on a percentage of gross revenues of the property, with the average management fee being 4.5%. The following table sets forth the management fees earned by Evergreen for each property for the years ended September 30, 2000 and 1999.

                                                              MANAGEMENT FEES
                                                          ----------------------
         FACILITY LOCATION (FACILITY NAME)                   2000        1999
------------------------------------------------------    ----------  ----------

Rock Island, Illinois (The Fort Armstrong)                $  56,007   $  55,248
Fort Madison, Iowa (The Kensington)                          49,137      43,388
Chanute, Kansas (The Tioga)                                  27,461      32,094
Cumberland, Maryland (The Kensington Algonquin)              75,295      71,819
Port Huron, Michigan (The Harrington Inn)                    53,484      50,059
Beatrice, Nebraska (The Kensington Paddock)                  27,035      25,995
Hastings, Nebraska (The Kensington)                          51,167      46,307
Dickinson, North Dakota (The Evergreen Retirement Inn)       54,203      47,897
Williston, North Dakota (The Kensington)                     60,830      63,514
Manitowoc, Wisconsin (Hotel Manitowoc)                        5,404       4,810
                                                          ----------  ----------
         Total                                             $460,023    $441,131

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

ITEM 13. FINANCIAL STATEMENTS AND EXHIBITS

      (a) EXHIBIT LIST.

             EXHIBIT                           DESCRIPTION
             -------                           -----------
               3.1*     Articles of Incorporation
               3.2*     Bylaws
              10.1*     Order Confirming Debtors' Second Amended Joint Plan of
                        Reorganization dated April 29, 1997
              10.2*     Amended Modification of Debtors' Second Amended Joint
                        Plan of Reorganization dated April 24, 1997
              10.3*     Debtors' Second Amended Joint Plan of Reorganization
                        dated January 15, 1997
              10.4*     Employment Agreement between the Company and Jesse A.
                        Pittore
              10.5*     Employment Agreement between the Company and Richard J.
                        Westin
              10.6*     1997 Employee Stock Incentive Plan
              10.7*     Form of management contract between Evergreen
                        Management, Inc. and the Company
              10.8**    Lease Agreement between The Waterford Company and Westor
                        Financial Group, Inc.
              11        Statement regarding Computation of Per Share Earnings
              24        Power of Attorney (see page 44)
              27        Financial Data Schedule

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

         Date:  December 28, 2000

                                           AGEMARK CORPORATION



By       /S/ RICHARD J. WESTIN             By       /S/ JAMES P. TOLLEY
   ----------------------------------         ----------------------------------
            Richard J. Westin                         James P. Tolley
         Chief Executive Officer                  Chief Financial Officer

                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard J. Westin and James P. Tolley, and each of them, his true and lawful attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any amendments to this report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

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

                SIGNATURE                                   TITLE                           DATE
                ---------                                   -----                           ----


        /S/ RICHARD J. WESTIN              Chief Executive Officer and Director      December 28, 2000
---------------------------------------    (Principal Executive Officer)
            Richard J. Westin


         /S/ JAMES P. TOLLEY               Chief Financial Officer (Principal        December 28, 2000
---------------------------------------    Financial Officer and Principal
             James P. Tolley               Accounting Officer)


        /S/ JESSE A. PITTORE               President and Director                    December 28, 2000
---------------------------------------
            Jesse A. Pittore


                                           Director                                  December __, 2000
---------------------------------------
         Robert R. Herrick, M.D.


SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS.

No such annual report or proxy material has been sent to security holders.

                                EXHIBIT INDEX TO

                          ANNUAL REPORT ON FORM 10-KSB

                             FOR AGEMARK CORPORATION


         EXHIBIT                     DESCRIPTION
         -------                     -----------
          3.1*           Articles of Incorporation
          3.2*           By-Laws
          10.1*          Order Confirming Debtors' Second Amended Joint Plan of
                         Reorganization dated April 29, 1997
          10.2*          Amended Modification of Debtors' Second Amended Joint
                         Plan of Reorganization dated April 24, 1997
          10.3*          Debtors' Second Amended Joint Plan of Reorganization
                         dated January 15, 1997
          10.4*          Employment Agreement between the Company and Jesse A.
                         Pittore
          10.5*          Employment Agreement between the Company and Richard J.
                         Westin
          10.6*          1997 Employee Stock Incentive Plan
          10.7*          Form of management contract between Evergreen
                         Management, Inc. and the Company
          10.8**         Lease Agreement between The Waterford Company and
                         Westor Financial Group, Inc.
          11             Statement regarding Computation of Per Share Earnings
          24             Power of Attorney (see page 44)
          27             Financial Data Schedule
       -------------

* Incorporated by reference to the registrant's Form 10-SB filed on January 29, 1999.
** Incorporated by reference to Amendment No. 1 to Form 10-SB filed on September 17, 1999.