Form 10QSB
period 2000-12-31
AGEMARK CORP
filed 2001-02-14
CIK 1077641

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                              --------------------

                                   FORM 10-QSB


   (MARK ONE)

      [ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13
                   OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on February 9, 2001, was 1,000,000.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements.............................................  4

ITEM 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................ 10

PART II. OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K................................. 12

SIGNATURES ................................................................. 13

EXHIBIT INDEX .............................................................. 14

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and
Board of Directors of
Agemark Corporation



We have reviewed the accompanying balance sheet of AGEMARK CORPORATION (a Nevada corporation) as of December 31, 2000, and the related statement of stockholders' equity for the three-month period then ended and statements of operations and cash flows for the three-month periods ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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



                                                   TIMPSON GARCIA

Oakland, California
February 9, 2001

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                DECEMBER 31, 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS
Cash and cash equivalents                                       $          554
Property and equipment, net                                             19,738
Investment in joint venture                                                190
Deferred tax assets                                                        445
Other assets                                                               427
                                                                  ------------
         Total assets                                           $       21,354
                                                                  ============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Accounts payable and accrued liabilities                        $        2,128
Notes payable                                                           14,970
                                                                  ------------
         Total liabilities                                      $       17,098
                                                                  ------------

STOCKHOLDERS' EQUITY
Common stock, stated value $.001, 20,000,000 shares
    authorized, 1,000,000 shares issued and outstanding         $            1
Additional paid in capital                                               6,403
Accumulated deficit                                                     (2,148)
                                                                  ------------

         Total stockholders' equity                             $        4,256
                                                                  ------------

         Total liabilities and stockholders' equity             $       21,354
                                                                  ============
See accompanying notes to financial statements.


                               AGEMARK CORPORATION

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                             2000              1999
                                                             ----              ----

Revenue
     Property gross revenue                            $     2,644       $      2,535
     Other income                                               43                  4
                                                         ---------         ----------

         Total revenue                                 $     2,687       $      2,539
                                                         ---------         ----------
Expenses
     Property operating expenses                       $     2,331       $     2,222
     Administrative and overhead expenses                      164               177
     Stock option compensation                                  51                63
     Interest expense                                          244               239
     Depreciation                                              158               156
                                                         ---------         ---------

         Total expenses                                $     2,948       $      2,857
                                                         ---------         ----------

                                                       $      (261)      $       (318)

(Loss) on disposition of property                             (617)                 0
Equity in net (loss) of joint venture                          (10)                 0
                                                         ---------         ----------

         Net (loss)                                    $      (888)      $       (318)
                                                         ==========        ==========

         Basic (loss) per common share                 $     (0.89)      $      (0.32)
                                                         ==========        ==========

         Fully diluted (loss) per common share         $     (0.75)      $      (0.27)
                                                         ==========        ==========
See accompanying notes to financial statements.


                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED DECEMBER 31, 2000

                                 (IN THOUSANDS)

                                                         ADDITIONAL       ACCUMULATED
                                       COMMON STOCK    PAID-IN CAPITAL      (DEFICIT)       TOTAL
                                      --------------  -----------------  -------------   -----------

Balance, September 30, 2000             $        1       $    6,352       $    (1,260)   $    5,093

Stock option compensation                                        51                              51

Net (loss)                                                                       (888)         (888)
                                         ---------        ---------        ----------     ---------
Balance, December 31, 2000              $        1       $    6,403       $    (2,148)   $    4,256
                                         =========        =========        ==========     =========

See accompanying notes to financial statements.


                               AGEMARK CORPORATION

                            STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999

                                 (IN THOUSANDS)

                                                                                    2000             1999
                                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                 $       (888)    $       (318)
    Adjustments to reconcile net (loss) to net cash provided by operating activities:
       Depreciation                                                                     158              156
       Stock option compensation                                                         51               63
       Loss on disposition of property                                                  617                0
       Undistributed loss from joint venture                                             10                0
       Change in assets and liabilities:
          Appealed real property taxes and interest paid                                  0             (247)
          Decrease in other assets                                                       24              101
          Increase (decrease) in accounts payable and accrued liabilities               285              (83)
                                                                                  ---------        ---------

                  Net cash provided by (used in) operating activities          $        257     $       (328)
                                                                                  ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in joint venture                                                $        (36)    $          0
    Additions to property and equipment                                                 (22)             (74)
                                                                                  ----------       ---------
                  Net cash (used in) investing activities                      $        (58)    $        (74)
                                                                                  ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable                                        $          0     $         (4)
                                                                                  ---------        ---------

                  Net increase (decrease) in cash and cash equivalents         $        199     $       (406)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                          355              780
                                                                                  ---------        ---------
                  Cash and cash equivalents, end of period                     $        554     $        374
                                                                                  =========        =========

SUPPLEMENTAL DISCLOSURES
    Cash payments for:
       Interest                                                                $          0     $        145
                                                                                 ==========        =========
       Taxes                                                                   $          0     $          0
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

             These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2000. The Company follows the same accounting policies in preparation of interim reports.

NOTE 2.      TRANSACTIONS WITH AFFILIATES

             The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. EMI is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 4.5% of gross income paid monthly. For the three months ended December 31, 2000 and December 31, 1999, respectively, management fees of $118,983 and $114,067 are included in the property operating expenses on the statement of operations for services provided by EMI. At December 31, 2000, accounts payable includes $40,086 owed by the Company to EMI.

             For the three months ended December 31, 2000 and 1999, the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

NOTE 3.      LOSS ON DISPOSITION OF PROPERTY

             In December, 2000 the Company disposed of its property located in Manitowoc, WI in return for cancellation of liability for prior years' unpaid property taxes. The depreciated book value of the property disposed of was $764,000 and the liabilities cancelled were $147,000 resulting in a net loss of $617,000. This property has always been operated as an apartment house and was not part of the core business of the Company.

                               AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



NOTE 4.      EMPLOYEE STOCK INCENTIVE PLAN

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

             Options to purchase up to a total of 237,164 shares of common stock have been granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

                                                     Exercise Price
                Date of Grant      Shares Granted       Per Share      Date Fully Vested
             ------------------   ----------------  ----------------  -------------------

             January 1, 1999          166,666             $1.10       July 1, 1999
             January 1, 1999            1,000              1.00       January 1, 2000
             January 1, 1999           42,750              1.00       January 1, 2003
             April 1, 1999             18,748              1.00       April 1, 2001
             November 10, 1999          5,000              1.00       November 1, 2001
             December 22, 1999          3,000              1.00       December 1, 2000

             The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation under APB Opinion No. 25 was $51,000 for the three months ended December 31, 2000 and $63,000 for the three months ended December 31, 1999.

             If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statement of operations for the three months ended December 31, 2000 would have decreased by $43,000, resulting in a net loss of $845,000, and the basic loss per common share would have been $0.85. For the three months ended December 31, 1999 stock option compensation cost in the statement of operations would have decreased by $43,000, resulting in a net loss of $275,000, and the basic loss per common share would have been $0.28.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Statements in this Quarterly Report on Form 10-QSB concerning the Company's outlook or future economic performance; anticipated profitability, gross rentals, expenses or other financial items; the cash flow for the Cumberland, Maryland joint venture; the anticipated need for additional sources of capital; and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matters, are "forward looking statements" as that term is defined under the Federal securities laws. Forward-looking statements are subject to risks, uncertainties, and other factors that would cause actual results to differ materially from those stated in such statements, including those set forth under the caption "Factors That May Affect Results" in the description of the Company's business in the Company's Annual Report on Form 10-KSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1999

         Property gross revenue increased from $2,535,000 in the three months ended December 31, 1999 to $2,644,000 in the three months ended December 31, 2000, reflecting generally higher rental rates. Property operating expenses also increased in the 2000 period to $2,331,000 from $2,222,000 in the 1999 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses decreased from $177,000 in the three months ended December 31, 1999 to $164,000 in the three months ended December 31, 2000. Stock option compensation decreased from $63,000 in 1999 to $51,000 in 2000 reflecting lower number of options vesting and the higher number of options ceded in 2000. Interest expense was $244,000 for the three months ended December 31, 2000 compared to $239,000 for the three months ended December 31, 1999, reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $158,000 in 2000 compared to $156,000 in the same period in 1999.

         The loss on disposition of property represents a special situation. The Manitowoc, WI property, which has been operated as an apartment house for students rather than an assisted living facility, was disposed of at a loss of $617,000 in December 2000. It was the decision of management to dispose of the property rather than attempt to renegotiate the settlement of delinquent property taxes being demanded by the local taxing authority. The decision was based in part on the estimated future operating costs of the property, the cost of repairs and improvements required by local building authorities, and the cash position of the Company. In deciding to make the disposition, management judged that the sale value of the property, based on its past and projected future operations did not approximate the net book value nor did it merit further investments to hold the property.

          The equity in net loss of joint venture item was new in 2000. The equity in net loss of joint venture in the amount of $10,000 reflects the Company's 25% share of the expected start-up losses at the joint venture Alzheimer's facility in Cumberland, MD. Breakeven cash flow is anticipated in the first half of calendar year 2001.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations during the three months ended December 31, 2000 was $257,000. The largest source of funds was those provided by the increase in accounts payable and accrued liabilities, primarily from deferred interest on the Company's secured notes payable.

         The Company's investing activities for the three months ended December 31, 2000 used $58,000. The joint venture at Cumberland, MD required an investment of $36,000 and $22,000 was invested in improvements to the Company's properties.

         Cash and cash equivalents at December 31, 2000 totaled $554,000, an increase of $199,000 from September 30, 2000. The principal cause of the increase was the additional deferral of interest on the Company's secured notes payable. By agreement with the holder of the regular mortgage notes and the Rock Island mortgage note, minimum interest payments required to be paid from June 2000 through December 2000 have been deferred to provide funds to perform substantial physical modifications to the property located in Hastings, NE. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that new sources of capital, such as the refinancing of its portfolio of properties, will be necessary to meet its long-term cash requirements as presently contemplated.

IMPACT OF INCREASES IN THE COST OF POWER

         All of the Company's facilities have been adversely affected by increases in the cost of natural gas during the current quarter. The Company has instituted temporary utility surcharge on residents to partially offset these increases. However, there can be no assurance that these additional fees will be high enough or implemented soon enough to fully recover these rate increases.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS.

      EXHIBIT NO.          DESCRIPTION
      -----------          -----------------------------------------------------
           11              Statement regarding Computation of Per Share Earnings

         (b) REPORTS ON FORM 8-K.

             The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AGEMARK CORPORATION



February 13, 2001                                    /S/ RICHARD J. WESTIN
                                          --------------------------------------
                                                     Richard J. Westin,
                                                   Chief Executive Officer



February 13, 2001                                     /S/ JAMES P. TOLLEY
                                          --------------------------------------
                                                      James P. Tolley,
                                                 Chief Financial Officer and
                                                  Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION



      EXHIBIT NO.          DESCRIPTION
      -----------          -----------------------------------------------------
           11              Statement regarding Computation of Per Share Earnings