Form 10QSB
period 2001-03-31
AGEMARK CORP
filed 2001-05-15
CIK 1077641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB

        (MARK ONE)

           [X]       QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

           [ ]       TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM________________to________________

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


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

        Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on March 31, 2001, was 1,000,000.

        Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                                TABLE OF CONTENTS


                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements ......................................................     2

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations .............................................................    10

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K ..........................................    12


SIGNATURES ..........................................................................    13

EXHIBIT INDEX .......................................................................    14

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                         INDEPENDENT ACCOUNTANT'S REPORT


To the Stockholders and
Board of Directors of
Agemark Corporation


We have reviewed the accompanying balance sheet of AGEMARK CORPORATION (a Nevada corporation) as of March 31, 2001, and the related statement of stockholders' equity for the six-month period then ended and statements of operations for the three-month and six-month periods ended March 31, 2001 and 2000 and statements of cash flows for the six-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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


                                                             TIMPSON GARCIA, LLP

Oakland, California
May 14, 2001

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                 MARCH 31, 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                   A S S E T S

Cash and cash equivalents                                                   $    396
Property and equipment, net                                                   19,645
Investment in joint venture                                                      213
Deferred tax assets                                                              445
Other assets                                                                     527
                                                                            --------

             Total assets                                                   $ 21,226
                                                                            ========


                            LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued liabilities                                $  2,227
    Notes payable                                                             14,946
                                                                            --------

             Total liabilities                                              $ 17,173
                                                                            --------


STOCKHOLDERS' EQUITY
    Common stock, stated value $.001, 20,000,000 shares
     authorized, 1,000,000 shares issued and outstanding                    $      1
    Additional paid in capital                                                 6,458
    Accumulated deficit                                                       (2,406)
                                                                            --------

             Total stockholders' equity                                     $  4,053
                                                                            --------


             Total liabilities and stockholders' equity                     $ 21,226
                                                                            ========

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF OPERATIONS

               THREE AND SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                                 Three Months Ended                       Six Months Ended
                                                                      March 31,                               March 31,
                                                             ---------------------------             ---------------------------
                                                              2001                2000                2001                2000
                                                             -------             -------             -------             -------
Revenue
    Property gross revenue                                   $ 2,662             $ 2,544             $ 5,306             $ 5,080
    Other income                                                   4                  11                  47                  16
                                                             -------             -------             -------             -------

            Total revenue                                    $ 2,666             $ 2,555             $ 5,353             $ 5,096

Expenses
    Property operating expenses                              $ 2,293             $ 2,160             $ 4,624             $ 4,380
    Administrative and overhead expenses                         173                 233                 338                 411
    Stock option compensation                                     55                  75                 106                 138
    Interest expense                                             248                 238                 491                 479
    Depreciation                                                 155                 157                 313                 315
                                                             -------             -------             -------             -------

            Total expenses                                   $ 2,924             $ 2,863             $ 5,872             $ 5,585
                                                             -------             -------             -------             -------

                                                             $  (258)            $  (308)            $  (519)            $  (627)

(Loss) on disposition of property                                                                       (617)
Equity in net (loss) of joint venture                                                                    (10)
                                                             -------             -------             -------             -------

            Net (loss)                                       $  (258)            $  (308)            $(1,146)            $  (627)
                                                             =======             =======             =======             =======


            Basic (loss) per common share                    $ (0.26)            $ (0.31)            $ (1.15)            $ (0.63)
                                                             =======             =======             =======             =======

            Fully diluted (loss) per common share            $ (0.22)            $ (0.26)            $ (0.96)            $ (0.53)
                                                             =======             =======             =======             =======

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                         SIX MONTHS ENDED MARCH 31, 2001

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                    Additional
                                     Common          Paid-In         Accumulated
                                     Stock           Capital           Deficit               Total
                                     ------         ----------       -----------            -------
Balance, September 30, 2000            $ 1            $6,352            $(1,260)            $ 5,093

Stock option compensation                                106                                    106

Net (loss)                                                               (1,146)             (1,146)
                                       ---            ------            -------             -------

Balance, March 31, 2001                $ 1            $6,458            $(2,406)            $ 4,053
                                       ===            ======            =======             =======


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF CASH FLOWS

                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000

                                 (IN THOUSANDS)

                                   (UNAUDITED)

                                                                                     2001              2000
                                                                                   -------            ------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                     $(1,146)            $(627)
    Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities:
      Depreciation                                                                     313               315
      Stock option compensation                                                        106               138
      Loss on disposition of property                                                  617
      Undistributed loss from joint venture                                             10
      Change in assets and liabilities:
        Decrease in other assets                                                        76                89
        Increase (decrease) in accounts payable and accrued liabilities                260              (162)
                                                                                   -------             -----

          Net cash provided by (used in) operating activities                      $   236             $(247)
                                                                                   -------             -----

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                            $   (74)            $(112)
    Investment in joint venture                                                        (58)
                                                                                   -------             -----

          Net cash (used in) investing activities                                  $  (132)            $(112)
                                                                                   -------             -----

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable                                            $   (25)            $ (22)
    New loan costs paid                                                                (38)              (30)
                                                                                   -------             -----

          Net cash (used in) financing activities                                  $   (63)            $ (52)
                                                                                   -------             -----

          Net increase (decrease) in cash and cash equivalents                     $    41             $(411)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         355               780
                                                                                   -------             -----

          Cash and cash equivalents, end of period                                 $   396             $ 369
                                                                                   =======             =====

SUPPLEMENTAL DISCLOSURES

    Cash payments for:
      Interest                                                                     $   120             $ 337
                                                                                   =======             =====
      Taxes                                                                        $     0             $   0
                                                                                   =======             =====


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

NOTE 2. TRANSACTIONS WITH AFFILIATES

        The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. EMI is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 4.5% of gross income paid monthly. For the three and six months ended March 31, 2001, management fees of $119,787 and $238,770, respectively, and for the three and six months ended March 31, 2000, management fees of $114,589 and $228,586, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI. At March 31, 2001, accounts payable includes $40,361 owed by the Company to EMI.

        For the three and six months ended March 31, 2001 and 2000, the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 and $12,000, respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard
        J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

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

        Options to purchase up to a total of 237,164 shares of common stock have been granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

                             Shares      Exercise Price
Date of Grant               Granted        Per Share       Date Fully Vested
-------------               -------      --------------    -----------------
January 1, 1999             166,666          $1.10              July 1, 1999
January 1, 1999               1,000           1.00           January 1, 2000
January 1, 1999              42,750           1.00           January 1, 2003
April 1, 1999                18,748           1.00             April 1, 2001
November 10, 1999             5,000           1.00          November 1, 2001
December 22,1999              3,000           1.00          December 1, 2000

        The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vested July1, 1999 the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation for the three and six months ended March 31, 2001 under APB Opinion 25 was $55,000 and $106,000, respectively. Total compensation for the three and six months ended March 31, 2000 under APB Opinion 25 was $75,000 and $138,000, respectively.

                               AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


NOTE 4. EMPLOYEE STOCK INCENTIVE PLAN (CONTINUED)

        If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statements of operations for the three and six months ended March 31, 2001 would have decreased by $36,000 and $86,000, respectively, resulting in net losses of $222,000 and $1,060,000, respectively and basic losses per common share would have been $0.22 and $1.06, respectively. For the three and six months ended March 31, 2000, stock option compensation cost would have decreased by $53,000 and $89,000, respectively, resulting in net losses of $255,000 and $541,000, respectively and basic losses per common share would have been $0.26 and $0.54, respectively.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

        Property gross revenue increased from $2,544,000 in the three months ended March 31, 2000 to $2,662,000 in the three months ended March 31, 2001 reflecting generally higher rental rates. Property operating expenses also increased in the 2001 period to $2,293,000 from $2,160,000 in the 2000 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses decreased from $233,000 in 2000 to $173,000 in 2001 reflecting lower legal and personnel costs. Stock option compensation decreased from $75,000 in 2000 to $55,000 in 2001 reflecting the smaller number of options outstanding in the current period. Interest expense was $248,000 for the three months ended March 31, 2001 compared to $238,000 for the three months ended March 31, 2000 reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $155,000 in 2001 compared to $157,000 in 2000.

SIX MONTHS ENDED MARCH 31, 2001 COMPARED TO THE SIX MONTHS ENDED MARCH 31, 2000

        Property gross revenue increased from $5,080,000 in the six months ended March 31, 2000 to $5,306,000 in the six months ended March 31, 2001 reflecting generally higher rental rates. Property operating expenses also increased in the 2001 period to $4,624,000 from $4,380,000 in the 2000 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs. Administrative expenses decreased from $411,000 in 2000 to $338,000 in 2001 reflecting lower legal and personnel costs. Stock option compensation decreased from $138,000 in 2000 to $106,000 in 2001 reflecting the smaller number of options outstanding in the current period. Interest expense was $491,000 for the six months ended March 31, 2001 compared to $479,000 for the six months ended March 31, 2000 reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $313,000 in 2001 compared to $315,000 in 2000.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operations during the six months ended March 31, 2001 was $236,000. The largest items offsetting the net loss of $1,146,000 were the non-cash loss on the disposition of the Manitowoc, WI property of $617,000, depreciation expense of $313,000 and stock option compensation of $106,000. The increase of $260,000 in accounts payable and accrued liabilities consists largely of interest payments deferred by agreement with the Company's major lender to provide funds for the improvement of the Company's Hastings, NE property.

        The Company's investing activities for the six months ended March 31, 2001 used $132,000. Improvements to the Company's properties, primarily the Cumberland, MD property used $74,000 and an additional $58,000 was advanced to the joint venture also located in Cumberland, MD.

        The Company's financing activities used $63,000 during six months ended March 31, 2001. Regularly scheduled principal payments of $25,000 were paid on tax notes and $38,000 was incurred in obtaining financing.

        Cash and cash equivalents at March 31, 2001 totaled $396,000, up $41,000 from September 30, 2000. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that new sources of capital, such as the refinancing of its portfolio of properties, will be necessary to meet its long-term cash requirements as presently contemplated.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)        Exhibits.

                Exhibit No.        Description
                -----------        -----------
                11                 Statement Regarding Computation of Per Share
                                   Earnings

        (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AGEMARK CORPORATION


May 14, 2001                           /s/ Richard J. Westin
                                       -----------------------------------------
                                                   Richard J. Westin,
                                                Chief Executive Officer


May 14, 2001                           /s/ James P. Tolley
                                       -----------------------------------------
                                                    James P. Tolley,
                                              Chief Financial Officer and
                                               Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION


Exhibit No.                  Exhibit Description
-----------                  -------------------
    11                       Statement Regarding Computation of Per Share Earnings