Form 10QSB
period 2001-06-30
AGEMARK CORP
filed 2001-08-14
CIK 1077641

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM ______________ to ______________

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

                                 ---------------

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on June 30, 2001, was 1,000,000.

        Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements.......................................................       2

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations..............................................................       9

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K...........................................      11


SIGNATURES...........................................................................      12

EXHIBIT INDEX........................................................................      13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                  JUNE 30, 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                   A S S E T S

Cash and cash equivalents                                                $    194
Property and equipment, net                                                19,738
Investment in joint venture                                                   224
Deferred tax assets                                                           445
Other assets                                                                  638
                                                                         --------

             Total assets                                                $ 21,239
                                                                         ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
    Accounts payable and accrued liabilities                             $  2,338
    Notes payable                                                          14,946
                                                                         --------

             Total liabilities                                           $ 17,284
                                                                         --------


STOCKHOLDERS' EQUITY
    Common stock, stated value $.001, 20,000,000 shares
     authorized, 1,000,000 shares issued and outstanding                 $      1
    Additional paid in capital                                              6,498
    Accumulated deficit                                                    (2,544)
                                                                         --------

             Total stockholders' equity                                  $  3,955
                                                                         --------


             Total liabilities and stockholders' equity                  $ 21,239
                                                                         ========


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF OPERATIONS

               THREE AND NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   (UNAUDITED)

                                                           Three Months Ended               Nine Months Ended
                                                                 June 30,                        June 30,
                                                         -----------------------         -----------------------
                                                          2001             2000            2001           2000
                                                         -------         -------         -------         -------
Revenue
    Property gross revenue                               $ 2,593         $ 2,533         $ 7,899         $ 7,613
    Other income                                               1               4              48              20
                                                         -------         -------         -------         -------

            Total revenue                                $ 2,594         $ 2,537         $ 7,947         $ 7,633
                                                         -------         -------         -------         -------


Expenses
    Property operating expenses                          $ 2,148         $ 2,090         $ 6,771         $ 6,472
    Administrative and overhead expenses                     148             196             486             608
    Stock option compensation                                 40              64             146             202
    Interest expense                                         246             238             738             715
    Depreciation                                             158             158             471             472
                                                         -------         -------         -------         -------

            Total expenses                               $ 2,740         $ 2,746         $ 8,612         $ 8,469
                                                         -------         -------         -------         -------

                                                         $  (146)        $  (209)        $  (665)        $  (836)

(Loss) on disposition of property                                                           (617)
Equity in net income (loss) of joint venture                   8                              (2)
                                                         -------         -------         -------         -------

            Net (loss)                                   $  (138)        $  (209)        $(1,284)        $  (836)
                                                         =======         =======         =======         =======


            Basic (loss) per common share                $ (0.14)        $ (0.21)        $ (1.28)        $ (0.84)
                                                         =======         =======         =======         =======

            Fully diluted (loss) per common share        $ (0.12)        $ (0.18)        $ (1.09)        $ (0.70)
                                                         =======         =======         =======         =======


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                         NINE MONTHS ENDED JUNE 30, 2001

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                   Additional
                                    Common          Paid-In      Accumulated
                                     Stock          Capital        Deficit          Total
                                   ---------        -------        -------         -------
Balance, September 30, 2000        $       1        $ 6,352        $(1,260)        $ 5,093

Stock option compensation                               146                            146

Net (loss)                                                          (1,284)         (1,284)
                                   ---------        -------        -------         -------




Balance, June 30, 2001             $       1        $ 6,498        $(2,544)        $ 3,955
                                   =========        =======        =======         =======


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF CASH FLOWS

                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000

                                 (IN THOUSANDS)

                                   (UNAUDITED)


                                                                                2001            2000
                                                                               -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss)                                                                 $(1,284)        $  (836)
    Adjustments to reconcile net (loss) to net cash
      provided by (used in) operating activities:
      Depreciation                                                                 471             472
      Stock option compensation                                                    146             202
      Loss on disposition of property                                              617
      Undistributed loss from joint venture                                          2
      Change in assets and liabilities:
        Decrease in other assets                                                     4              27
        Increase (decrease) in accounts payable and accrued liabilities            331            (120)
                                                                               -------         -------

          Net cash provided by (used in) operating activities                  $   287         $  (255)
                                                                               -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
    Additions to property and equipment                                        $  (325)        $  (134)
    Investment in joint venture                                                    (60)
                                                                               -------         -------

          Net cash (used in) investing activities                              $  (385)        $  (134)
                                                                               -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
    Principal payments on notes payable                                        $   (25)        $   (27)
    New loan costs paid                                                            (38)            (42)
                                                                               -------         -------

          Net cash (used in) financing activities                              $   (63)        $   (69)
                                                                               -------         -------

          Net (decrease) in cash and cash equivalents                          $  (161)        $  (458)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     355             780
                                                                               -------         -------

          Cash and cash equivalents, end of period                             $   194         $   322
                                                                               =======         =======

SUPPLEMENTAL DISCLOSURES
   Cash payments for:
      Interest                                                                 $   443         $   460
                                                                               =======         =======
      Taxes                                                                    $     0         $    13
                                                                               =======         =======


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

NOTE 2.   TRANSACTIONS WITH AFFILIATES

          The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. Compensation for these management services is 4.5% of gross income paid monthly. As of June 1, 2001, EMI assigned its interest in these management contracts to Opus X, Inc. ("Opus"). Both EMI and Opus are co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. For the three and nine months ended June 30, 2001, management fees of $116,672 and $355,442, respectively, and for the three and nine months ended June 30, 2000, management fees of $114,003 and $342,590, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI and Opus. At June 30, 2001, accounts payable includes $37,823 owed by the Company to Opus.

          For the three and nine months ended June 30, 2001 and 2000, the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 and $18,000, respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

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


NOTE 4.   PROPERTY CLOSURE

          In May, 2001 the Company closed its property in Chanute, KS and offered the property for sale. The book value of the real and personal property at June 30, 2001 is $922,000. Management has not as yet evaluated whether any adjustment to the carrying value of the property is necessary as a result of the closing.


NOTE 5.   EMPLOYEE STOCK INCENTIVE PLAN

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

          Options to purchase up to a total of 237,164 shares of common stock have been granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

                                           Exercise
                            Shares           Price
Date of Grant               Granted        Per Share      Date Fully Vested
-------------               -------        ---------      -----------------
January 1, 1999             166,666          $1.10        July 1, 1999
January 1, 1999               1,000           1.00        January 1, 2000
January 1, 1999              42,750           1.00        January 1, 2003
April 1, 1999                18,748           1.00        April 1, 2001
November 10, 1999             5,000           1.00        November 1, 2001
December 22,1999              3,000           1.00        December 1, 2000

          The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock

                               AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



NOTE 4.   EMPLOYEE STOCK INCENTIVE PLAN (CONTINUED)

          options under APB Opinion 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vested July 1, 1999 the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation for the three and nine months ended June 30, 2001 under APB Opinion 25 was $40,000 and $146,000, respectively. Total compensation for the three and nine months ended June 30, 2000 under APB Opinion 25 was $64,000 and $202,000, respectively.

          If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statements of operations for the three and nine months ended June 30, 2001 would have decreased by $40,000 and $126,000, respectively, resulting in net losses of $98,000 and $1,158,000, respectively and basic losses per common share would have been $0.10 and $1.16, respectively. For the three and nine months ended June 30, 2000, stock option compensation cost would have decreased by $43,000 and $129,000, respectively, resulting in net losses of $166,000 and $707,000, respectively and basic losses per common share would have been $0.17 and $0.71, respectively.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED
JUNE 30, 2000

          The Company closed its facility in Chanute, KS in May, 2001. At this time there are no plans to reopen the facility and the building and fixtures are being offered for sale. During the three months ended June 30, 2001 the Chanute facility lost approximately $37,000 compared to $32,000 for the same period in 2000. The property's gross income was $51,000 in 2001 versus $138,000 in 2000 and its total expenses were $88,000 in 2001 versus $170,000 in 2000. Total property gross revenue increased from $2,533,000 in the three months ended June 30, 2000 to $2,593,000 in the three months ended June 30, 2001 reflecting generally higher rental rates in spite of the loss of $87,000 in gross income due to the Chanute closing. Property operating expenses increased in the 2001 period to $2,148,000 from $2,090,000 in the 2000 period. This increase was attributable to $82,000 lower expenses at the Chanute property offsetting increased maintenance, marketing and personnel costs. Administrative expenses decreased from $196,000 in 2000 to $148,000 in 2001 reflecting lower legal and personnel costs. Stock option compensation decreased from $64,000 in 2000 to $40,000 in 2001 reflecting the smaller number of options outstanding in the current period. Interest expense was $246,000 for the three months ended June 30, 2001 compared to $238,000 for the three months ended June 30, 2000 reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $158,000 in both periods.

NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE NINE MONTHS ENDED
JUNE 30, 2000

          During the nine months ended June 30, 2001 the Chanute facility lost approximately $103,000 compared to $65,000 for the same period in 2000. The property's gross income was $327,000 in 2001 versus $454,000 in 2000 and its total expenses were $430,000 in 2001 versus $519,000 in 2000. Total property gross revenue increased from $7,613,000 in the nine months ended June 30, 2000 to $7,899,000 in the nine months ended June 30, 2001 reflecting generally higher rental rates offsetting the loss of Chanute's gross income. Property operating expenses also increased in the 2001 period to $6,771,000 from $6,472,000 in the 2000 period. This increase was attributable primarily to increased maintenance, marketing and personnel costs offsetting the drop in Chanute's expenses of $89,000. Administrative expenses decreased from $608,000 in 2000 to $486,000 in 2001 reflecting lower legal and personnel costs. Stock option compensation decreased from $202,000 in 2000 to $146,000 in 2001 reflecting the smaller number of options outstanding in the current period. Interest expense was $738,000 for the nine months ended June 30, 2001 compared to $715,000 for the nine months ended June 30, 2000 reflecting higher expenses on the Company's Rock Island Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $471,000 in 2001 compared to $472,000 in 2000.


LIQUIDITY AND CAPITAL RESOURCES

          Net cash provided by operations during the nine months ended June 30, 2001 was $287,000. The largest items offsetting the net loss of $1,284,000 were the non-cash loss on the disposition of the Manitowoc, WI property of $617,000, depreciation expense of $471,000 and stock option compensation of $146,000. The increase of $331,000 in accounts payable and accrued liabilities consists largely of interest payments deferred by agreement with the Company's major lender to provide funds for the improvement of the Company's Hastings, NE property.

          The Company's investing activities for the nine months ended June 30, 2001 used $385,000. Improvements to the Company's properties, primarily the Cumberland, MD property used $325,000 and an additional $60,000 was advanced to the joint venture also located in Cumberland, MD.

          The Company's financing activities used $63,000 during nine months ended June 30, 2001. Regularly scheduled principal payments of $25,000 were paid on tax notes and $38,000 was incurred in obtaining financing.

          Cash and cash equivalents at June 30, 2001 totaled $194,000, down $161,000 from September 30, 2000. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, repayment of debt and maintenance of working capital. The Company anticipates that new sources of capital, such as the refinancing of its portfolio of properties, will be necessary to meet its long-term cash requirements as presently contemplated.

                                     PART II

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

        (a)        Exhibits.

                   Exhibit No.        Description
                   -----------        -----------
                   11                 Statement Regarding
                                      Computation of Per
                                      Share Earnings

        (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            AGEMARK CORPORATION



August 13, 2001
                                            ------------------------------------
                                                     Richard J. Westin,
                                                   Chief Executive Officer


August 13, 2001
                                            ------------------------------------
                                                       James P. Tolley,
                                                  Chief Financial Officer and
                                                   Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION


Exhibit No.       Exhibit Description
-----------       -------------------
    11            Statement Regarding Computation of Per Share Earnings