Form 10KSB
period 2001-09-30
AGEMARK CORP
filed 2001-12-31
CIK 1077641

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended September 30, 2001
                           OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from __________ to ___________
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

         Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
[X]  No [ ]

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year:  $10,960,000

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

         At December 21, 2001, there were 1,000,000 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

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

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................................................15


PART II..........................................................................................................15

     Item 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.............................................15

     Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...........................................16

     Item 7. FINANCIAL STATEMENTS................................................................................21

     Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE................40


PART III.........................................................................................................40

     Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
       16(A) OF THE EXCHANGE ACT.................................................................................40

     Item 10. Executive Compensation.............................................................................41

     Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....................................42

     Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................43

     Item 13. FINANCIAL STATEMENTS AND EXHIBITS..................................................................45

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         Agemark Corporation (the "Company") owns and operates assisted living residences, which offer a combination of housing and personalized services for senior citizens who can no longer live independently but who do not require the 24-hour medical care provided by a skilled nursing facility. The Company operates 8 properties located in non-urban, secondary markets in five states. The Company's primary focus is on "private pay" residents, who generally pay for the Company's services from their own funds, with the help of other family members or through private insurance. The Company was incorporated in Nevada in April 1997 and commenced operations in January 1998 pursuant to the Plan of Reorganization discussed below.

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

         In accordance with the Plan of Reorganization, the Company was incorporated under the laws of Nevada in April 1997. Some of the facilities owned by the HHS Partnerships were transferred to the Company pursuant to the Plan of Reorganization. According to a study conducted in connection with the formulation of and whose conclusions are included in the Plan of Reorganization, these facilities were deemed to have the strongest long-term potential for generating cash flow adequate to support ongoing debt or were needed to secure certain obligations arising from previous loans. Additionally, two affiliated limited partnerships of Opus, Dickinson Associates, L.P. and Williston Associates, L.P., contributed two facilities located in Dickinson, North Dakota and Williston, North Dakota, respectively, to the Company. Both Dickinson Associates, L.P. and Williston Associates, L.P. were owned by the individuals who now comprise the Company's senior management. In consideration for these facilities, and in satisfaction of certain claims, the Company issued shares of Common Stock to the Partnerships and the Opus-affiliated limited partnerships. The Partnerships were dissolved and their equity interests in the Company were distributed to their respective limited partners. The secured debt on the Company's facilities was also reduced and modified pursuant to the Plan of Reorganization. In addition, pursuant to the Plan of Reorganization, the Company entered into amended management agreements with Evergreen, providing for reduced fees compared to the agreements with the Partnerships. See Item 12 -- "Certain Relationships and Related Transactions" below. The Company also assumed all assets and liabilities of the Partnerships that were not otherwise disposed of pursuant to the Plan of Reorganization.

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

                        (Amounts in thousands of dollars)

                                                         Accumulated      Net Book
                        Transferred         Historical   Depreciation       Value          Write Up    Plan of Reorg.
Property Location          From               Value        12/31/97        12/31/97         (Down)         Value
-----------------       -----------         ----------   ------------      --------         ------     -------------
Beatrice, NE              HHS I             $  2,742       $   888         $  1,854        $  (618)      $  1,236
Cumberland, MD            HHS I                2,188           635            1,553          2,315          3,868
Hastings, NE              HHS I                3,211         1,120            2,091            198          2,289
Chanute, KS               HHS II               2,602           750            1,852           (901)           951
Rock Island, IL           HHS II               4,345         1,212            3,133           (735)         2,398
Fort Madison, IA          HHS III              3,460           781            2,679           (464)         2,215
Manitowoc, WI             HHS III              3,642           693            2,949         (2,154)           795
Port Huron, IL            PIF I                1,090             0            1,090             86          1,176
Dickinson, ND             Private              1,380           380            1,000          1,273          2,273
Williston, ND             Private              1,932           538            1,394          2,978          4,372
                                            --------     ---------          -------         ------        -------
                                             $26,592        $6,997          $19,595         $1,978        $21,573
                                            ========     =========          =======         ======        =======

         In connection with the transfers of the facilities, the Company also assumed various notes payable. The following is a summary of the notes payable assumed by the Company:

                        (Amounts in thousands of dollars)

         Carrying value of notes (including accrued interest) by the Partnerships                      $24,186
         Less forgiveness of debt recognized by the Partnerships                                         8,595
         Notes payable assumed by the Company                                                           15,591

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

SERVICES

         The Company operates assisted living facilities in the following locations: Rock Island, Illinois; Fort Madison, Iowa; Cumberland, Maryland; Port Huron, Michigan; Beatrice, Nebraska; Hastings, Nebraska; Dickinson, North Dakota; and Williston, North Dakota. Except for the facilities in North Dakota, which are modern buildings, the Company's facilities are located in historic, renovated hotels, most of which are on the National Register of Historic Places. The

Company's facilities range in size from 64 units to 115 units. See Item 2 -- "Description of Property."

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

EMPLOYEES

         As of October 5, 2001, the Company had approximately 282 employees, including 128 part-time employees. None of the Company's employees are currently represented by a union. The Company believes that it has a good relationship with its employees, in part because it provides them with annual cash bonuses, a stock option program, health care coverage and a 401(k) program.

FACTORS THAT MAY AFFECT RESULTS

         The Company's business, financial condition and results of operations are subject to many risks, including those discussed under " -- Competition" and " -- Government Regulation" above and those set forth below.

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

         Debt Obligations. As of September 30, 2001, there was an aggregate balance of approximately $14,959,000 outstanding on mortgages secured by certain of the Company's properties. See Item 2 -- "Description of Property." Virtually all of the Company's long-term debt will come due in one year, subject to an extension to as much as an additional two years upon the repayment of substantial amounts of principal. Consequently, a significant portion of the Company's cash flow is expected to be devoted to debt service, and there is a risk that the Company will not be able to generate sufficient cash flow from operations to cover required debt payments. The Company has begun and continues to work with various sources of long-term financing to refinance the existing loans in order to obtain financing with a longer term, reduce the impact of debt financing on future cash flows, and obtain additional liquidity for future capital projects. If the Company were unable to generate sufficient cash flow from operations to cover required debt payments in the future, there can be no assurance that sufficient financing would be available to cover the insufficiency or, if available, that the financing would be on terms acceptable to the Company. In the absence of financing, the Company's ability to make scheduled principal and interest payments on its indebtedness would be adversely affected.

         Obtaining Residents and Maintaining Rental Rates. As of September 30, 2001, the senior citizen housing facilities owned and operated by the Company had a combined occupancy rate of approximately 82%. Occupancy may drop in these facilities primarily due to changes in the health of residents, increased competition from other providers of assisted living services that may give residents more choices with respect to the provision of such services, and changes in state regulations. Turnover among residents is affected by their health, and higher turnover can adversely affect the Company's results of operations. There can be no assurance that, at any time, any of the Company's facilities will be substantially occupied at assumed rents. In addition, full occupancy may be achievable only at rental rates below those assumed. The Company's operating expenses could be affected adversely by a variety of factors, including the level of services required to retain residents, which in turn is affected by the age and health of residents. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. In addition, the failure of the Company to generate sufficient revenue could result in an inability to make interest and principal payments on its indebtedness.

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

         Dependence on Key Personnel. The Company's operations have been significantly dependent on the contributions of management, and the loss of the services of the Company's senior officers -- Messrs. Pittore, Tolley and Westin -- could have a material adverse effect on the Company's business, results of operations and financial condition. The Company has entered into employment agreements with each of its senior officers. See Item 10 -- "Executive Compensation -- Employment Agreements." The Company's success also depends to a significant extent upon a number of other key employees of the Company, including the Company's Chief Operating Officer and National Marketing Director. The loss of the services of one or more of these key employees also could have a material adverse effect on the Company. The Company does not carry key person life insurance. In addition, the Company believes that its future success will depend in part upon its ability to attract and retain additional highly skilled professional, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel that it requires for its business and planned growth.

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

         Conflicts of Interest. Certain of the Company's officers and directors may, by virtue of their investment in or involvement with entities providing services or office space to the Company have an actual or potential conflict of interest with the interests of the Company. See Item 12 -- "Certain Relationships and Related Transactions." From time to time, vendors may require personal guarantees from the executive officers of the Company and such personal guarantees may create a conflict of interest for such executive officer.

         No Public Market for the Common Stock. If shares of the Company's Common Stock are traded after their original issuance pursuant to the Plan of Reorganization, they are expected to trade at varying prices, depending upon the market for similar securities and other factors, including general economic conditions and the financial condition and performance of, and prospects for, the Company. The Plan of Reorganization provides that, as soon as practicable after the effective date of the Plan of Reorganization, the Company shall take the necessary steps to have the Company's Common Stock publicly traded. The Company's management is currently investigating "over-the-counter" quotation of the Company's Common Stock on the OTC Bulletin Board(R). However, there can be no assurance that the Company will be successful in its efforts to establish a public trading market for the Common Stock or that any market making activity with respect to the Common Stock will continue in the future, if and once initiated. See " -- Risks of Low-Priced Stock; Possible Effect of `Penny Stock' Rules on Liquidity for the Company's Securities."

         Risks of Low-Priced Stock; Possible Effect of "Penny Stock" Rules on Liquidity for the Company's Securities. As discussed above, the Company's management is currently investigating "over-the-counter" quotation of the Company's Common Stock on the OTC Bulletin

Board(R). See " -- No Public Market for the Common Stock." As such, the Company's securities may become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). Rule 15g-9 defines "penny stock" to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, none of which are currently met or are anticipated to be met by the Company in the foreseeable future. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission ("SEC") relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the broker-dealer's client and information on the limited market in penny stock. Consequently, such Rule may affect the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers to sell any of the Company's securities in the secondary market.

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

         Control by Officers, Directors and Affiliated Entities. The Company's executive officers, directors and certain entities affiliated with such directors beneficially own in the aggregate approximately 35.1% of the issued and outstanding shares of the Company's common stock. See Item 11 -- "Security Ownership of Certain Beneficial Owners and Management." Such stockholders may have sufficient voting power to control the outcome of matters (including the election of directors and any merger, consolidation or sale of all or substantially all of the Company's assets) submitted to the stockholders for approval and may be deemed to have effective control over the affairs and management of the Company. This controlling interest in the Company may also have the effect of making certain transactions more difficult or impossible, absent the support of such stockholders. Such transactions could include a proxy contest, mergers involving the Company, tender offers and open market purchase programs involving the Company's common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for their shares of the Company's common stock.

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

ITEM 2. DESCRIPTION OF PROPERTY

         The following table sets forth, as of September 30, 2001, certain information as to the facilities owned by the Company:

                                                                                                           Year
         Facility Location (Facility Name)                                 No. of Beds    Year Built    Reopened(1)
-----------------------------------------------------                      -----------    ----------    ----------
Rock Island, Illinois (The Fort Armstrong)                                      92           1926           1990
Fort Madison, Iowa (The Kensington)                                             75           1954           1988
Cumberland, Maryland (The Kensington Algonquin)                                 86           1926           1989
Port Huron, Michigan (The Harrington Inn)                                       72           1896           1990
Beatrice, Nebraska (The Kensington Paddock)                                     64           1934           1989
Hastings, Nebraska (The Kensington)                                             80           1914           1988
Dickinson, North Dakota (The Evergreen Retirement Inn)                          78           1980           1990
Williston, North Dakota (The Kensington)                                       115           1983           1988

----------
(1) "Year Reopened" refers to the year in which the facility was reopened as an assisted living facility, after renovation of the historic property. The Company's facilities at Dickinson, North Dakota and Williston, North Dakota are not historic properties.

         Each of the facilities listed in the table above is subject to a mortgage. See Item 6 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources." As of September 30, 2001 there was an aggregate balance of $14,959,000 outstanding under the mortgages, with the amount owing on a property ranging from approximately $550,000 to $4,171,000.

         The Company has entered into an agreement with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, to jointly develop, build and operate an Alzheimer's facility in Cumberland, Maryland. The agreement provides, in part, for the Company to contribute land located adjacent to its Cumberland, Maryland facility upon which the Alzheimer's facility has been built. The Westin and Pittore entities have funded or guaranteed financing of all costs to build, furnish and operate the facility. For its contribution of land, the Company has received a 25% ownership interest and 25% of all net income and proceeds from the operation and sale of the facility.

         In December, 2000, the Company disposed of its property located in Manitowoc, WI in return for cancellation of liability for prior years' unpaid property taxes. In May, 2001, the Company closed its facility located in Chanute, KS which had been operating at a deficit for several years. In November, 2001 the Company contracted to sell the facility for $300,000 and expects to realize approximately $280,000 net of selling expenses upon close of the sale.

         The Company currently maintains insurance on its properties in amounts and with such coverages and deductibles that it believes are adequate and in keeping with industry practice. The Company also believes that its properties are suitable for their use as assisted living facilities.

         The Company leases its headquarters in Berkeley, California from The Waterford Company, which is owned by members of Mr. Westin's family, for $24,000 per year and on terms and conditions that the Company's believes are at or more favorable than prevailing market rates. See Item 12 -- "Certain Relationships and Related Transactions."

ITEM 3. LEGAL PROCEEDINGS

         The Company was formed pursuant to the Plan of Reorganization, which was proposed by the Partnerships in January 1997 and confirmed by the bankruptcy court on September 30, 1998. See Item 1 -- "Business -- Formation of the Company and Plan of Reorganization."

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

PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         There is currently no public trading market for the Company's Common Stock. As of December 21, 2001, there were 4,633 stockholders of record.

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

         In December 1998, the stockholders of the Company approved the adoption of the Company's 1997 Employee Stock Incentive Plan, a stock option plan for certain employees and directors. As of September 30, 2001, options to purchase up to a total of 237,164 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers and directors of the Company. The Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 701 under the Securities Act.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         When used in this discussion, the words "expects," "anticipates," "estimates," and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to the adequacy of the Company's capital resources, the ability to obtain new sources of capital, and the ability to service its debt obligations as they become due, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the matters discussed in "Factors That May Affect Results." See Item 1 -- "Description of Business -- Factors That May Affect Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

RESULTS OF OPERATIONS

OVERVIEW

         Operations for the twelve months ended September 30, 2001 reflect partial year operations for two of the Company's properties and a full year for eight of the Company's properties. Operations for the twelve months ended September 30, 2000 reflect a full twelve-month period of operations for all of the Company's ten properties.

TWELVE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE TWELVE MONTHS ENDED SEPTEMBER 30, 2000

         Property gross revenue increased from $10,223,000 for the twelve months ended September 30, 2000 to $10,960,000 for the twelve months ended September 30, 2001, reflecting generally higher rental rates. In general, higher rates reflect an increase in the kinds and quantities of services being provided to residents.

         Payments on the Company's secured indebtedness were allowed to be deferred during a moratorium period from June, 2000 through January, 2001. To the extent amounts have been expended to make improvements to the Company's Hastings, NE property these payments have been forgiven. During the period ended September 30, 2001 $374,000 was paid or incurred for such improvements.

         Other income increased from $63,000 in 2000 to $66,000 in 2001.

         Property operating expenses increased from $8,661,000 in the 2000 period to $8,960,000 in the 2001 period, reflecting higher costs of providing higher levels of services primarily driven by higher personnel costs.

         Administrative and overhead expenses decreased from $790,000 in the 2000 period to $734,000 in the 2001 period. The decrease is reflected in lower amounts for each classification of expense in the 2001 period except for other administrative costs which increased during the period. Administrative and overhead expenses for the 2000 period consisted of $525,000 in salaries and other personnel-related costs including employee benefits, payroll taxes and travel expenses; legal and accounting expenses of $113,000; office and occupancy costs of $27,000; and other administrative costs of $125,000. Within other administrative costs are $44,000 of expenses paid and capitalized during the 1999 period for reports and appraisals required to refinance debt which were expensed in 2000 when financing was not obtained. Administrative and overhead expenses for the 2001 period consisted of $475,000 in salaries and other personnel-related costs including employee benefits, payroll taxes and travel expenses; legal and accounting expenses of $65,000; office and occupancy costs of $28,000; and other administrative costs of $168,000. Within other administrative costs are $58,000 of expenses paid and capitalized during the 2000 period for reports and appraisals required to refinance debt which were expensed in 2001 when financing was not obtained.

         Stock option compensation decreased from $266,000 during the 2000 period to $210,000 during the 200 period, reflecting the smaller number of options vesting in the 2001 period.

         Income tax expense increased from $13,000 during the 2000 period to $445,000 for the 2001 period, due solely to the adjustment of deferred taxes.

         Interest expense increased from $953,000 in the 2000 period to $1,002,000 in the 2001 period, primarily due to note terms which require a higher interest rate on the mortgage note secured by the Company's Rock Island facility.

LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents decreased from $355,000 at September 30, 2000 to $188,000 at September 30, 2001. Net cash provided by operations was $379,000 in the 2001 period compared to net cash used in operations of $115,000 in the 2000 period. This change was primarily due to greater deferrals of interest payments in the 2001 period.

         Net cash used by investing activities in the 2001 period was $673,000 consisting primarily of additions to property and equipment of $675,000 at the Company's facilities. In addition $2,000 previously advanced to the Company's joint venture in Cumberland, MD to support start-up costs was repaid. Net cash used by investing activities was $205,000 in 2000, reflecting additions to property and equipment at the Company's facilities and advances to support start-up costs in Maryland.

         Net cash provided by financing activities in the 2001 period was $127,000 consisting of new notes payable proceeds of $550,000 offset by principal payments on Superfirst notes payable of $366,000 , principal payments on tax notes of $50,000 and principal payments on lease obligations of $7,000. Net cash used in financing activities in the 2000 period was

$105,000 consisting of regular principal payments of $47,000 and $58,000 in new financing costs paid to obtain new long-term financing to replace a portion of the Company's maturing debt.

  Notes payable (in thousands) consist of the following at September 30, 2001:

           Notes secured by real estate:

           Regular mortgage notes.............................     $       9,277
           Rock Island mortgage note..........................             4,171
           Superfirst note....................................               519
           Reimbursement notes................................               392
           Related party note............................                    550
                                                                   -------------
           Other notes........................................                50
                                                                   -------------
              Total secured notes.............................     $      14,959
           Tax notes..........................................               145
                                                                   -------------
              Total notes payable.............................     $      15,104
                                                                   =============

         There are four regular mortgage notes, dated September 30, 1998, that bear interest at 8% per annum. Interest on each of the notes is payable monthly at a rate of 6% per annum. Accrued and unpaid interest resulting from this deferral provision increased by $278,309 during the year ended September 30, 2000 to $674,892. The notes were originally due on September 30, 2001 but were extended to September 30, 2002. They may be extended for additional periods of one year upon payment of $1,250,000 before September 30, 2002 and $1,500,000 before September 30, 2003. On a quarterly basis, any portion of the 8% interest which is unpaid and 75% of any computed net cash flow from the properties securing the notes is payable. To the extent that this calculation results in a payment of principal, that sum is to be retained by the lender as a reserve for capital improvements. No amounts were computed to be payable under this provision during the years ended September 30, 2001 and 2000. These notes are secured by first mortgage liens on properties in Dickinson, ND, Williston, ND, Fort Madison, IA and Hastings, NE.

         The Rock Island mortgage note, dated September 30, 1998, bears interest as follows: from October 1, 1998 through September 30, 1999, the lesser of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 1999 through September 30, 2000, the greater of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 2000 until maturity, the greater of 4% per annum on the unpaid principal balance or computed cash flow from the Rock Island property. For the year ended September 30, 2001 interest payable $110,160 was computed and $62,565 was paid. For the year ended September 30, 2000, interest payable of $83,420 was computed through May, 2000 and $88,719 was paid during the period. The note is secured by a first mortgage lien on the property located in Rock Island, IL and was due on September 30, 2001 but was extended to September 30, 2002.

         By agreement with the holder of the regular mortgage notes and the Rock Island mortgage note, minimum interest payments required to be paid from June, 2000 through January, 2001 have been deferred to provide funds to perform substantial modifications to the property located in Hastings, NE. These modifications are required by local licensing authorities in order to continue the operation of the property as an assisted living facility. Accrued and unpaid interest pursuant to this arrangement amounted to $227,500 as of September 30, 2000 and to $467,870 by January, 2001. During the year ended September 30, 2001 $374,048 was incurred for the modifications required on the Hastings, NE property leaving a remaining balance of $93,821 deferred for further required modifications.

         The Superfirst note and two reimbursement notes, dated September 30, 1998, bear interest at 5% per annum. A prearranged principal payment of $508,000 was applied to the outstanding balance on November 10, 1998. No other periodic payments of interest or principal are required. Accrued and unpaid interest resulting from this deferral provision amounted to $63,873 in each of the years ended September 30, 2001 and 2000. On September 30, 2001 all of the accrued and unpaid interest on these notes of $196,905 was paid and their principal balance was reduced by $366,333. All of the accrued interest and unpaid principal is due on September 30, 2002. These notes are secured by first mortgage liens on properties located in Beatrice, NE and Port Huron, MI

         The related party note, dated September 30, 2001, bears interest at 10% per annum. Monthly payments of interest only are required on the outstanding balance. The note was written in the amount of $1,000,000 and funded in the amount of $550,000 on September 30, 2001. The note is secured by deed of trust on the property located in Cumberland, MD and is due September 30, 2003. The note is payable to entities controlled by Richard J. Westin and Jesse A. Pittore, officers and directors of the Company. See item 12. -- "Certain Relationships and Related Transactions".

         The other secured notes consist of two notes totaling approximately $50,000 bearing interest at 8% per annum. No periodic interest or principal payments are required on these two notes. Accrued and unpaid interest resulting from this deferral provision increased by $3,976 each year during the years ended September 30, 2001 and 2000. As of September 30, 2001, the total amount of accrued and unpaid interest on these notes is $26,176. All of the accrued interest and unpaid principal is due on September 30, 2002. These two notes are secured by a second mortgage lien on the property located in Williston, ND.

         The tax notes bear interest at 8% per annum. Payments of interest and principal are due semi-annually each January and July in the amount of $5,886 through January, 2004 and each February and August in the amount of $26,638 through February,2004.

         Future maturities of notes payable (in thousands) at September 30, 2000 are as follows:

         Years ending September 30:

                2002.................................         14,464
                2003.................................            610
                2004.................................             30
                                                             -------
                                                             $15,104
                                                             =======

         Virtually all of the Company's long-term debt will come due next year, subject to an extension to as much as an additional two years upon the repayment of substantial amounts of principal. In addition, the loans provide for substantial discounts for early repayment. The Company has begun and continues to work with various sources of long-term financing to refinance the existing loans in order to obtain financing with a longer term, reduce the impact of debt financing on future cash flows, and obtain additional liquidity for future capital projects. Management expects that the Company will have sufficient cash from operations for the Company's operating and capital expenditure needs for at least the next 12 months.

IMPACT OF INFLATION

         Management believes that the Company's operations have not been materially adversely affected by inflation. The Company expects that it will be able to offset the effects of inflation on salaries and other operating expenses by increases in rental rates, subject to applicable restrictions in North Dakota, where the Company receives subsidies.

ITEM 7. FINANCIAL STATEMENTS

                               AGEMARK CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                  Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                  22


FINANCIAL STATEMENTS

Balance sheet as of September 30, 2001                                                              23

Statements of operations for the years ended September 30, 2001 and 2000                            24

Statements of stockholders' equity for the years ended September 30, 2001 and 2000                  25

Statements of cash flows for the years ended September 30, 2001 and 2000                            26

Notes to financial statements                                                                  27 - 38


SCHEDULE XI

Real estate and accumulated depreciation                                                            39

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Agemark Corporation

We have audited the accompanying balance sheet of AGEMARK CORPORATION (a Nevada corporation) as of September 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2001 and 2000. We have also audited the financial statement Schedule XI. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGEMARK CORPORATION as of September 30, 2001, and the results of its operations and its cash flows for the years ended September 30, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule XI, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                              TIMPSON GARCIA, LLP

Oakland, California
December 21, 2001

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                               SEPTEMBER 30, 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                   A S S E T S

Cash and cash equivalents                                       $             188
Property and equipment, net                                                19,068
Property held for sale                                                        280
Investment in joint venture                                                   175
Other assets                                                                  477
                                                                -----------------
              Total assets                                      $          20,188
                                                                =================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

     Accounts payable and accrued liabilities                   $           2,003
     Notes payable                                                         15,104
     Capitalized lease obligations                                             39
                                                                -----------------
              Total liabilities                                 $          17,146
                                                                -----------------

STOCKHOLDERS' EQUITY

     Common stock, stated value $.001, 20,000,000 shares
      authorized, 1,000,000 shares issued and outstanding       $               1
     Additional paid in capital                                             6,562
     Accumulated (deficit)                                                (3,521)
                                                                -----------------
              Total stockholders' equity                        $           3,042
                                                                -----------------

              Total liabilities and stockholders' equity        $          20,188
                                                                =================

              See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                                                           2001              2000
                                                                                           ----              ----
Revenue

     Property gross revenue                                                          $       10,520    $       10,223
     Interest forgiven                                                                          374
     Other income                                                                                66                63
                                                                                     --------------    --------------
              Total revenue                                                          $       10,960    $       10,286
                                                                                     --------------    --------------
Expenses

     Property operating expenses                                                     $        8,960    $        8,661
     Administrative and overhead expenses                                                       734               790
     Stock option compensation                                                                  210               266
     Interest expense                                                                         1,002               953
     Depreciation                                                                               615               629
                                                                                     --------------    --------------
              Total expenses                                                         $       11,521    $       11,299
                                                                                     --------------    --------------
                                                                                     $         (561)   $       (1,013)

Loss on disposition of property                                                                (626)
Loss from write down of long lived assets                                                      (642)
Equity in net income (loss) of joint venture                                                     13               (18)
                                                                                     --------------    --------------

              (Loss) before income taxes                                             $       (1,816)    $      (1,031)

Income tax expense                                                                              445                13
                                                                                     --------------    --------------
              Net (loss)                                                             $       (2,261)    $      (1,044)
                                                                                     ==============    ==============
              Basic and fully diluted (loss) per common share                        $        (2.26)    $       (1.04)
                                                                                     ==============    ==============


              See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                 (IN THOUSANDS)

                                                                        Additional          Retained
                                                        Common            Paid-In           Earnings
                                                        Stock             Capital           (Deficit)           Total
                                                        -----             -------           ---------           -----
Balance, September 30, 1999                        $           1     $        6,086     $        (216)     $       5,871


Stock option compensation                                                       266                                  266


Net (loss)                                                                                     (1,044)            (1,044)
                                                   -------------     --------------     -------------      -------------


Balance, September 30, 2000                        $           1     $        6,352     $      (1,260)     $       5,093


Stock option compensation                                                       210                                  210


Net (loss)                                                                                     (2,261)           (2,261)

                                                   -------------     --------------     -------------      -------------

Balance, September 30, 2001                        $           1     $        6,562     $      (3,521)     $       3,042
                                                   =============     ==============     =============      =============

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED SEPTEMBER 30, 2001 AND 2000

                                 (IN THOUSANDS)

                                                                                               2001               2000
                                                                                               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES

     Net (loss)                                                                         $        (2,261)     $      (1,044)
     Adjustments to reconcile net (loss) to net cash
       provided by (used in) operating activities:
        Depreciation                                                                                615                629
        Deferred income taxes                                                                       445                 --
        Prepetition liabilities settled or compromised                                              (17)               (43)
        Moratorium interest forgiven                                                               (374)                --
        Loss on disposition of property                                                             626                 --
        Loss from write down of long-lived assets                                                   642                 --
        Stock option compensation                                                                   210                266
        Loan costs expensed                                                                          58                 --
        Undistributed (income) loss from joint venture                                              (13)                18
        Change in assets and liabilities:
           (Increase) in other assets                                                               (78)               (29)
           Increase in accounts payable and accrued liabilities                                     526                 88
                                                                                        ---------------      -------------
              Net cash provided by (used in) operating activities                       $           379      $        (115)
                                                                                        ---------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Additions to property and equipment                                                $          (675)     $        (153)
     Distributions from (investment in) joint venture                                                 2                (52)
                                                                                        ---------------      -------------
              Net cash (used in) investing activities                                   $          (673)     $        (205)
                                                                                        ---------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from notes payable                                                        $           550      $          --
     Principal payments on notes payable                                                           (416)               (47)
     Principal payments on capital lease obligations                                                 (7)                --
     New loan costs paid                                                                             --                (58)
                                                                                        ---------------      -------------
              Net cash provided by (used in) financing activities                       $           127      $        (105)
                                                                                        ---------------      -------------

              Net (decrease) in cash and cash equivalents                               $          (167)     $        (425)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                        355                780
                                                                                        ---------------      -------------

              Cash and cash equivalents, end of year                                    $           188      $         355
                                                                                        ===============      =============

SUPPLEMENTAL DISCLOSURES Cash payments for:

        Interest                                                                        $           552      $         478
        Taxes                                                                           $            --      $          13
     Noncash investing and financing activities:

        Property and equipment acquired by capital lease obligation                     $            46
        Land contributed to joint venture                                                                    $         130

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

                In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, these long-lived assets to be held and used by the Company are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. For long-lived assets to be held and used, the Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flow exists. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.

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


                                   (Continued)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 1.      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Income Taxes:

                Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to the accrual of compensated absences that are not deductible for income tax purposes, stock options and differences between the carrying amounts of the property and equipment transferred to the Company pursuant to the Plan. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be deductible or taxable when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income.



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



NOTE 2.      CASH AND CASH EQUIVALENTS

                At September 30, 2001, cash and cash equivalents included approximately $5,000 invested in Vanguard Federal Money Market Fund. Vanguard Federal Money Market Fund invests in United States Treasury obligations, securities issued or guaranteed by agencies of the U.S. Government, and repurchase agreements collateralized by these obligations and securities.

                                   (Continued)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 3.      PROPERTY AND EQUIPMENT

             Property and equipment (in thousands) consists of the following at September 30, 2001:

                                                            Plan
                                                           Values             Cost             Total
                                                           ------             ----             -----
                   Land                                  $     612         $    --          $     612
                   Buildings                                16,986           1,128             18,114
                   Personal property                         2,099             241              2,340
                                                        ----------         -------          ---------
                                                         $  19,697         $ 1,369          $  21,066
                                                          ========          ======
                   Less accumulated depreciation                                                1,998
                                                                                             --------
                                                                                             $ 19,068

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

             Under the Plan, those facilities which were determined to have the strongest long-term potential for generating cash flow to support ongoing debt or which were needed to secure certain obligations from previous loans were transferred to the Company. The following is a summary (in thousands) of the properties the Company currently holds, net of transfers, and the adjustments made to historical values to arrive at Plan values pursuant to the Order of the U.S. Bankruptcy Court:

                     Trans-                    Accum.      Net Book      Write
      Property       ferred      Historical    Depr.         Value         Up           Plan
      Location       From          Value      12/31/97     12/31/97      (Down)        Values
      --------       ----          -----      --------     --------       ----         ------
Beatrice, NE         HHS I         $2,742     $    888     $  1,854     $   (618)     $  1,236
Cumberland, MD       HHS I          2,058          635        1,423        2,315         3,738
Hastings, NE         HHS I          3,211        1,120        2,091          198         2,289
Rock Island, IL      HHS II         4,345        1,212        3,133         (735)        2,398
Fort Madison, IA     HHS III        3,460          781        2,679         (464)        2,215
Port Huron, IL       PIF I          1,090            0        1,090           86         1,176
Dickinson, ND        Private        1,380          380        1,000        1,273         2,273
Williston, ND        Private        1,932          538        1,394        2,978         4,372
                                 --------     --------     --------      --------     --------
                                 $ 20,218     $  5,554     $ 14,664      $  5,033     $ 19,697
                                 ========     ========     ========      ========      ========


                                   (Continued)

                         NOTES TO FINANCIAL STATEMENTS

             In connection with the transfers of the facilities, the Company also assumed various notes payable. The following is a summary (in thousands) of the notes payable assumed by the Company:


                    Carrying value of notes (including accrued
                      interest) by the Partnerships                                         $     24,186
                    Less forgiveness of debt recognized by the Partnerships                        8,595
                                                                                            ------------

                          Notes payable assumed by the Company                              $     15,591
                                                                                            ============



NOTE 4.      ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

             Accounts payable and accrued liabilities (in thousands) consist of the following at September 30, 2001:

                     Current and continuing operating liabilities                           $      1,158
                     Accrued interest on notes payable                                               845
                                                                                            ------------

                                                                                            $      2,003



NOTE 5.      NOTES PAYABLE

             Notes payable (in thousands) consist of the following at September 30, 2001:

                    Notes secured by real estate:
                         Regular mortgage notes                                             $      9,277
                         Rock Island mortgage note                                                 4,171
                         Superfirst note                                                             519
                         Reimbursement notes                                                         392
                         Related party note                                                          550
                         Other notes                                                                  50
                                                                                            ------------

                                Total secured notes                                         $     14,959

                     Tax notes                                                                       145
                                                                                              ----------

                                Total notes payable                                         $     15,104
                                                                                             ===========


                                   (Continued)

                         NOTES TO FINANCIAL STATEMENTS

             There are four regular mortgage notes, dated September 30, 1998, that bear interest at 8% per annum. Interest on each of the notes is payable monthly at a rate of 6% per annum. Accrued and unpaid interest resulting from this deferral provision increased by $278,309 and $185,540 respectively, during the years ended September 30, 2001 and 2000. As of September 30, 2001, the total amount of accrued and unpaid interest on these notes is $674,892. The notes were originally due on September 30, 2001 but were extended to September 30, 2002. They may be extended for additional periods of one year upon payment of $1,250,000 before September 30, 2002 and $1,500,000 before September 30, 2003. On a quarterly basis, any portion of the 8% interest which is unpaid and 75% of any computed net cash flow from the properties securing the notes is payable. To the extent that this calculation results in a payment of principal, that sum is to be retained by the lender as a reserve for capital improvements. No amounts were computed to be payable under this provision during the years ended September 30, 2001 and 2000. These notes are secured by first mortgage liens on properties in Dickinson, ND, Williston, ND, Fort Madison, IA and Hastings, NE.

             The Rock Island mortgage note, dated September 30, 1998, bears interest as follows: from October 1, 1998 through September 30, 1999, the lesser of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 1999 through September 30, 2000, the greater of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 2000 until maturity, the greater of 4% per annum on the unpaid principal balance or computed cash flow from the Rock Island property. For the year ended September 30, 2001 interest payable $110,160 was computed and $62,565 was paid. For the year ended September 30, 2000, interest payable of $83,420 was computed through May, 2000 and $88,719 was paid during the period. The note is secured by a first mortgage lien on the property located in Rock Island, IL and was due on September 30, 2001 but was extended to September 30, 2002.

             By agreement with the holder of the regular mortgage notes and the Rock Island mortgage note, minimum interest payments required to be paid from June, 2000 through January, 2001 have been deferred to provide funds to perform substantial modifications to the property located in Hastings, NE. These modifications are required by local licensing authorities in order to continue the operation of the property as an assisted living facility. Accrued and unpaid interest pursuant to this arrangement amounted to $227,500 as of September 30, 2000 and to $467,870 by January, 2001. During the year ended September 30, 2001 $374,049 was incurred for the modifications required on the Hastings, NE property leaving a remaining balance of $93,821 deferred for further required modifications.


                                   (Continued)

                         NOTES TO FINANCIAL STATEMENTS

             The Superfirst note and two reimbursement notes, dated September 30, 1998, bear interest at 5% per annum. A prearranged principal payment of $508,000 was applied to the outstanding balance on November 10, 1998. No other periodic payments of interest or principal are required. Accrued and unpaid interest resulting from this deferral provision amounted to $63,873 in each of the years ended September 30, 2001 and 2000. On September 30, 2001 all of the accrued and unpaid interest of $196,905 on these notes was paid and their principal balance was reduced by $366,333. All of the accrued interest and unpaid principal is due on September 30, 2002. These notes are secured by first mortgage liens on properties located in Beatrice, NE and Port Huron, MI

             The related party note, dated September 30, 2001, bears interest at 10% per annum. Monthly payments of interest only are required on the outstanding balance. The note was written in the amount of $1,000,000 and funded in the amount of $550,000 on September 30, 2001. The note is payable to entities controlled by Richard J. Westin and Jesse A. Pittore, officers and directors of the Company, and is due on September 30, 2003. The note is also secured by a deed of trust on the property located in Cumberland, MD.

             The other secured notes consist of two notes totaling approximately $50,000 bearing interest at 8% per annum. No periodic interest or principal payments are required on these two notes. Accrued and unpaid interest resulting from this deferral provision increased by $3,976 each year during the years ended September 30, 2001 and 2000. As of September 30, 2001, the total amount of accrued and unpaid interest on these notes is $26,176. All of the accrued interest and unpaid principal is due on September 30, 2002. These two notes are secured by a second mortgage lien on the property located in Williston, ND.

             The tax notes bear interest at 8% per annum. Payments of interest and principal are due semi-annually each January and July in the amount of $5,886 through January, 2004 and each February and August in the amount of $26,638 through February, 2004.

             Future maturities of notes payable (in thousands) at September 30, 2001 are as follows:

                Years ending September 30:
                    2002                                        $     14,464
                    2003                                                 610
                    2004                                                  30
                                                                ------------

                                                                $     15,104


                                   (Continued)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 6.      LEASE OBLIGATIONS

             The Company leases an emergency generator (included in property and equipment) at its Hastings, NE facility under a capital lease expiring in April 2003. The cost of the equipment and accumulated amortization were $46,353 and $1,500, respectively, at September 30, 2001. During October 2001, the Company also began leasing an alarm system at its Hastings, NE facility under a capital lease that will expire in September 2004. The cost of the alarm system is $58,143 and will be included in property and equipment when it is placed in service.

             The Company also leases a total of four buses at four of its facilities under operating leases expiring in July 2003. Annual rent expense under these operating leases amounted to $59,461 in 2001 and $9,910 in 2000.

             The following is a schedule of future minimum payments under capital leases (including the alarm system) and operating leases and obligations under capital leases (present value of future minimum rentals) as of September 30, 2001 (in thousands):

                                                                    Capital         Operating           Total
                                                                    -------         ---------           -----
                      Years ending September 30:
                           2002                                    $     45           $    59           $  104
                           2003                                          44                50               94
                           2004                                          23                --               23
                                                                   --------           -------           ------

                                                                   $    112           $   109           $  221
                                                                                      =======           ======

                      Less alarm lease                                  (58)
                      Less amount representing interest                 (15)
                                                                   --------

                      Total obligations under capital leases       $     39
                                                                   ========


NOTE 7.      TRANSACTIONS WITH AFFILIATES

             The Company contracts with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties. EMI is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. As of June 1, 2001 these management contracts were assigned to Opus X, Inc. ("OPUS") also an affiliate of Westin and Pittore. Compensation for these management services is 4.5% of gross income paid monthly. Management fees of $473,400 and $460,023 for the years ended September 30, 2001 and 2000, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI and OPUS. At September 30, 2001, accounts payable includes $39,638 owed by the Company to OPUS. As of October 1, 2001 the rate charged by OPUS was reduced to 3.75% of gross income.


                                   (Continued)

                         NOTES TO FINANCIAL STATEMENTS

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

             For the year ended September 30, 2001 and 2000, administrative expenses include rent for the Company's headquarters in the amount of $24,000 paid pursuant to the above lease between the Company and the Waterford Company.

             During 1999, the Company entered into a joint venture agreement with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company (see Note 8).

             During 2001, entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, loaned to the Company $550,000 (see note 5).




NOTE 8.      INVESTMENT IN JOINT VENTURE

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

             The following information (in thousands) summarizes the activity of the joint venture since its inception through September 30, 2001:

                    Land contributed to joint venture                                 $  130
                    Cash advances to joint venture - net                                  50
                    Company's share of net (loss)                                          (5)
                                                                                      -------

                    Investment in joint venture                                       $   175
                                                                                      =======


                                   (Continued)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 9.      INCOME TAXES

             Income taxes consist of deferred federal income taxes of $445,000 for the year ended September 30, 2001 and current state franchise taxes of approximately $13,000 for the year ended September 30, 2000. The following is a reconciliation (in thousands) of the federal statutory income tax amount on income to the provision for income tax expense:

                                                                  2001         2000
                                                                -------      -------

             Federal statutory income tax (benefit) at 34%      $(1,700)     $  (476)
             State franchise taxes                                   --           13
             Valuation allowance increase during the period       2,145          476
                                                                -------      -------
                    Income tax expense                          $   445      $    13
                                                                =======      =======


             A summary (in thousands) of the deferred tax assets and liabilities at September 30, 2001 follows:

             Deferred tax assets:
                    Net operating loss carryforward                   $  2,519
                    Accrued compensated absences                            20
                    Stock option compensation                              240
                                                                        ------
                                                                       $ 2,779
             Deferred tax liabilities:
                    Depreciation and property and equipment                730
                                                                        ------

             Net deferred tax assets                                   $ 2,049
                                                                        ======

             SFAS No. 109, Accounting for Income Taxes, requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2001, a valuation allowance for the full amount of the net deferred tax asset was recorded because of the uncertainties as to the amount of taxable income that will be generated in future years.

             At September 30, 2001, the Company has federal net operating loss carryforwards of approximately $7,410,000 that will expire as follows:

                    Amount expiring in 2018            $  410,000
                    Amount expiring in 2019               600,000
                    Amount expiring in 2020             1,400,000
                    Amount expiring in 2021             5,000,000


                                   (Continued)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 10.     LOSS ON DISPOSITION OF PROPERTY

             In December, 2000 the Company disposed of its property located in Manitowoc, WI in return for cancellation of liability for prior years' unpaid property taxes. The depreciated book value of the property disposed of was $769,000 and the liabilities cancelled were $143,000, resulting in a net loss of $626,000. This property has always been operated as an apartment house and was not part of the core business of the Company.


NOTE 11.     LOSS FROM WRITE-DOWN OF LONG-LIVED ASSETS

             In May 2001, the Company closed its facility located in Chanute, KS and offered the property for sale. In November 2001, the Company signed a contract to sell the property for $300,000, less estimated commissions and closing costs of $20,000. The write down of the net book value of the real and personal property of $922,000 to the net sales price of $280,000 resulted in the recognition of a loss of $642,000. For the year ended September 30, 2001 total revenues attributable to the property were $330,000 while total expenses were $430,000 resulting in a net loss before depreciation of $100,000.

NOTE 12.     401(K) SAVINGS PLAN

             The Company has adopted a Savings Plan effective July 1, 1998 (the "401(k) Plan") that is intended to qualify under Section 401(k) of the Internal Revenue Code. After completing twelve months of service, employees that are at least twenty-one years of age are eligible to participate in the 401(k) Plan by contributing up to 15% of their gross income to the 401(k) Plan subject to Internal Revenue Service restrictions. The Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors, but such contributions are not required. For the years ended September 30, 2001and 2000, no contributions to the 401(k) Plan were made by the Company.

NOTE 13.     NET LOSS PER COMMON SHARE

             In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, the Company is required to present both basic and diluted loss per common share.

             For the years ended September 30, 2001 and 2000, the weighted average common shares outstanding is 1,000,000 shares for the calculation of basic loss per common share. Diluted loss per common share is computed on the basis of the weighted average number of common shares outstanding plus the effect, if any, of outstanding stock options using the "treasury stock" method. During 2001 and 2000, the impact of the stock options are anti-dilutive and, accordingly, are not included in the calculation of diluted loss per common share.


                                   (Continued)

                         NOTES TO FINANCIAL STATEMENTS


NOTE 14.     EMPLOYEE STOCK INCENTIVE PLAN

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

             The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation for the years ended September 30, 2001 and 2000 under APB Opinion No. 25 was approximately $210,000 and $266,000.

             If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by SFAS No. 123, stock option compensation cost in the statement of operations for the year ended September 30, 2001 would have decreased by $171,000, resulting in a net loss of $2,090,000 and the basic loss per common share would have been $2.09. For the year ended September 30, 2000 stock option compensation costs would have decreased by $171,000, resulting in a net loss of $873,000 and the basic loss per common share would have been $0.87.


                                   (Continued)

                               AGEMARK CORPORATION
                                   SCHEDULE XI
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               SEPTEMBER 30, 2001



         Column A               Column B           Column C          Column D                 Column E                 Column F
                                                                       Costs
                                                                    Capitalized
                                                                     (Charged
                                                 Initial Cost          Off)             Gross Amount at Which         Accumulated
                                                  to Company        Subsequent       Carried at Close of Period      Depreciation
                                               -----------------        to          ----------------------------          and
        Description           Encumbrances     Land    Buildings    Acquisition     Land     Buildings     Total     Amortization
        -----------           ------------     ----    ---------    -----------     ----     ---------     -----     ------------
Asisted Living Facility
Williston, ND..........         $ 2,550      $    74   $  3,860      $    136     $    74    $  3,996   $  4,070        $   371
Assisted Living Facility
Beatrice, NE...........             911           14      1,083           137          14       1,220      1,234            104
Assisted Living Facility
Port Huron, MI.........               *           98        902            14          98         916      1,014             79
Apartment House
Manitowoc, WI   (1)                   *          286        491          (777)
Assisted Living Facility
Chanute, KS    (2)                   --            7        868          (875)
Assisted Living Facility
Cumberland, MD.........             550          187      3,388           251          57       3,769      3,826            214
Assisted Living Facility
Rock Island, IL........           4,171          189      1,855            20         189       1,875      2,064            105
Assisted Living Facility
Fort Madison, IA.......           2,215           52      1,915            44          52       1,959      2,011            109
Assisted Living Facility
Hastings, NE...........           2,289           92      1,892           333          92       2,225      2,317            107
Assisted Living Facility
Dickinson, ND..........           2,273           36      2,091            63          36       2,154      2,190            119
                                -------      -------   --------      --------     -------    --------   --------        -------
     Totals............         $14,959      $ 1,035   $ 18,345      $   (654)    $   612    $ 18,114   $ 18,726        $ 1,141
                                =======      =======   ========      ========     =======    ========   ========        =======

         Column A                Column G      Column H     Column I





                                 Date of         Date
        Description            Construction    Acquired      Life
        -----------            ------------    --------      ----
Asisted Living Facility
Williston, ND..........            1983         1/1/98       40 yr.
Assisted Living Facility
Beatrice, NE...........            1934         4/1/98       40 yr.
Assisted Living Facility
Port Huron, MI.........            1896         4/1/98       40 yr.
Apartment House
Manitowoc, WI   (1)                1927         4/1/98       40 yr.
Assisted Living Facility
Chanute, KS    (2)                 1929         4/1/98       40 yr.
Assisted Living Facility
Cumberland, MD.........            1926         4/1/98       40 yr.
Assisted Living Facility
Rock Island, IL........            1926         7/1/98       40 yr.
Assisted Living Facility
Fort Madison, IA.......            1954         7/1/98       40 yr.
Assisted Living Facility
Hastings, NE...........            1914         7/1/98       40 yr.
Assisted Living Facility
Dickinson, ND..........            1980         7/1/98       40 yr.

     Totals............


(1)  Disposed of December, 2000

(2)  Written down to estimated value. Carried as property held for sale.

* The notes totaling $911,000 are secured by a blanket mortgage on the properties in Beatrice, NE, and Port Huron, MI.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         As of September 30, 2001, the directors and executive officers and their respective ages of the Company are as follows:

                  NAME                      AGE                                 POSITION
                  ----                      ---                                 --------
Richard J. Westin......................      60    Director, Co-Chairman of the Board, Chief Executive Officer and
                                                   Secretary
Jesse A. Pittore.......................      60    Director, Co-Chairman of the Board, President
Robert R. Herrick, M.D.................      62    Director
James P. Tolley........................      58    Treasurer and Chief Financial Officer

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

Mr. Tolley is a Certified Public Accountant and holds a Bachelor of Science degree from California State University, San Francisco.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Under the securities laws of the United States, the Company's directors, executive officers and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Annual Report on Form 10-KSB those persons who failed to timely file these reports. Based on a review of the Company's records, all of the filing requirements were satisfied for the fiscal year ended September 30, 2001.

ITEM 10. EXECUTIVE COMPENSATION

         Pursuant to the Plan of Reorganization, for two years after the effective date of the Plan of Reorganization, which period ended on September 30, 2000, Messrs. Westin and Pittore have agreed not to accept more than $1,000 per month in salary for their services as officers of the Company. The Plan also provides that neither of Messrs. Westin nor Pittore may receive compensation for his services as director of the Company except for stock options and other perquisites as set forth in each of their employment agreements. See " -- Employment Agreements" below. Dr. Herrick, who is a nonemployee director, receives options to purchase 1,000 shares of the Company's common stock per year for his services as director, subject to adjustment by the Board of Directors.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG-TERM
                                                                                COMPENSATION
                                                                                    AWARDS
                                                                                    ------
                                                                                  SECURITIES
                                                       ANNUAL COMPENSATION       UNDERLYING          ALL OTHER
   NAME AND PRINCIPAL POSITION                YEAR      SALARY       BONUS       OPTIONS/SARS      COMPENSATION(1)
   ---------------------------                ----      ------       -----       ------------      ---------------
Richard J. Westin.......................      2001    $  12,000          --               --          $ 12,000
   Co-Chairman of the Board and Chief         2000       12,000          --               --            12,000
   Executive Officer
Jesse A. Pittore........................      2000       12,000          --               --            12,000
   Co-Chairman of the Board and President     2000       12,000          --               --            12,000
Robert R. Herrick, M.D..................      2001           --          --            1,000                --
   Director                                   2000           --          --            3,000                --
James P. Tolley.........................      2001      120,000                           --                --
   Chief Financial Officer                    2000      117,000          --               --                --

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table shows as of December 21, 2001 (i) the beneficial owners of more than 5% of the outstanding Common Stock of the Company and their holdings and (ii) the number of shares held by each director and each executive officer listed in the table under the section titled "Executive Compensation" below and all directors and executive officers as group, as reported by each person. Except as noted, each person has sole voting and investment power over shares indicated in the table.

                                                                               AMOUNT AND NATURE OF COMMON STOCK
                                                                                      BENEFICIALLY OWNED
                                                                              --------------------------------------
                          COMMON STOCK HOLDER                                 NUMBER OF SHARES      PERCENT OF CLASS
                          -------------------                                 ----------------      ----------------
STOCKHOLDERS
Opus X. Inc............................................................         53,537(1)                    5.4%
   2614 Telegraph Avenue
   Berkeley, California 94704

DIRECTORS AND OTHER EXECUTIVE OFFICERS
Jesse A. Pittore.......................................................        194,177(2)                   17.9
Richard J. Westin......................................................        194,178(3)                   17.9
Robert Herrick, M.D....................................................          4,131(4)                      *
James P. Tolley........................................................         24,267(5)                    2.4
Directors and Officers as a Group (4 persons)..........................        416,753(2)(3)(4)(5)          35.1

----------

*    Less than 1%

(1) Opus X Inc. ("Opus"), formerly known as Westor Financial Group, Inc., is jointly held by Messrs. Pittore and Westin.

(2) Includes 26,768 out of 53,537 shares of common stock owned by Opus, of which Mr. Pittore owns an approximately 50% interest and 83,333 which could be acquired by exercising options within 60 days of December 21, 2001.

(3) Includes 26,769 out of 53,537 shares of common stock owned by Opus, of which Mr. Westin owns an approximately 50% interest and 83,333 which could be acquired by exercising options within 60 days of December 21, 2001.

(4) Includes 4,000 shares that Dr. Herrick could acquire by exercising options within 60 days of December 21, 2001.

(5) Includes 15,417 shares that Mr. Tolley could acquire by exercising options within 60 days of December 21, 2001.

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

         Options to purchase up to a total of 237,164 shares of common stock have been granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. The options will vest as follows:

                                                                EXERCISE PRICE
           DATE OF GRANT                   SHARES GRANTED          PER SHARE      DATE FULLY VESTED
           -------------                   --------------          ---------      -----------------

         January 1, 1999                       166,666               $1.10         July 1, 1999
         January 1, 1999                         1,000                1.00         January 1, 2000
         January 1, 1999                        42,750                1.00         January 1, 2003
         April 1, 1999                          18,748                1.00         April 1, 2001
         November 10, 1999                       5,000                1.00         November 1, 2001
         December 22, 1999                       3,000                1.00         December 1, 2000

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Evergreen, which is jointly owned by Messrs. Westin and Pittore, managed all of the Company's properties under management agreements that were substantially amended pursuant to the Plan of Reorganization through the month of May, 2001. The Company and Evergreen entered into individual contracts for each of the facilities owned by the Company. Each management contract's initial term is three years, and Evergreen has the option to extend each management contract for an additional three year term. The management fee paid pursuant to each management contract is based on a percentage of gross revenues of the property, with the average management fee being 4.5%. The existing contracts were assigned to Opus X, Inc., also an affiliate of Westin and Pittore on June 1, 2001. The following table sets forth the management fees earned by Evergreen and Opus for each property for the years ended September 30, 2001 and 2000.

                                                                                           MANAGEMENT FEES
                                                                                           ---------------
                       FACILITY LOCATION (FACILITY NAME)                               2001               2000
                       ---------------------------------                               ----               ----
Rock Island, Illinois (The Fort Armstrong)                                           $  60,162          $  56,007
Fort Madison, Iowa (The Kensington)                                                     60,640             49,137
Chanute, Kansas (The Tioga)                                                             14,834             27,461
Cumberland, Maryland (The Kensington Algonquin)                                         69,596             75,295
Port Huron, Michigan (The Harrington Inn)                                               54,149             53,484
Beatrice, Nebraska (The Kensington Paddock)                                             30,840             27,035
Hastings, Nebraska (The Kensington)                                                     54,593             51,167
Dickinson, North Dakota (The Evergreen Retirement Inn)                                  60,568             54,203
Williston, North Dakota (The Kensington)                                                66,570             60,830
Manitowoc, Wisconsin (Hotel Manitowoc)                                                   1,448              5,404
                                                                                      --------           --------
         Total                                                                        $473,400           $460,023

         The Company leases its headquarters in Berkeley, California from The Waterford Company, which is owned by members of Mr. Westin's family, for $24,000 per year and on terms and conditions that the Company's believes are at or more favorable than prevailing market rates. See Item 2 -- "Description of Property."

         The Company has entered into an agreement with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, to jointly develop, build and operate an Alzheimer's facility in Cumberland, Maryland. The agreement provides, in part, for the Company to contribute land located adjacent to its Cumberland, Maryland facility upon which the Alzheimer's facility has been built. The Westin and Pittore entities have funded or guaranteed financing of all costs to build, furnish and operate the facility. For its contribution of land, the Company has received a 25% ownership interest and 25% of all net income and proceeds from the operation and sale of the facility.

         Entities affiliated with Richard J. Westin and Jesse a. Pittore, directors and officers of the Company, loaned the Company $550,000 on September 30, 2001 in order to pay the principal and interest payment required to extend the due date of the $14,775,000 of notes payable maturing on that date. The note is secured by the previously-unencumbered Cumberland, MD property. Payment of the required principal and interest of $563,000 extended the notes to September 30, 2002.

ITEM 13.  FINANCIAL STATEMENTS AND EXHIBITS

         (a)Exhibit List.

             EXHIBIT                        DESCRIPTION
             -------                        -----------
               3.1*         Articles of Incorporation
               3.2*         Bylaws
              10.1*         Order Confirming Debtors' Second Amended Joint Plan of Reorganization dated
                            April 29, 1997
              10.2*         Amended Modification of Debtors' Second Amended Joint Plan of Reorganization
                            dated April 24, 1997
              10.3*         Debtors' Second Amended Joint Plan of Reorganization dated January 15, 1997
              10.4*         Employment Agreement between the Company and Jesse A. Pittore
              10.5*         Employment Agreement between the Company and Richard J. Westin
              10.6*         1997 Employee Stock Incentive Plan
              10.7*         Form of management contract between Evergreen Management, Inc. and the Company
              10.8**        Lease Agreement between The Waterford Company and Westor Financial Group, Inc.
              24            Power of Attorney (see page 46)

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

Date:  December 28, 2001

                                                   AGEMARK CORPORATION



By  /s/ Richard J. Westin                          By  /s/ James P. Tolley
   ----------------------------                    -----------------------------
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

                    Signature                                         Title                                Date
                    ---------                                         -----                                ----
            /s/ Richard J. Westin                  Chief Executive Officer and Director         December 28, 2001
-----------------------------------------------
                Richard J. Westin                  (Principal Executive Officer)


             /s/ James P. Tolley                   Chief Financial Officer (Principal           December 28, 2001
-----------------------------------------------
                 James P. Tolley                   Financial Officer and Principal Accounting
                                                   Officer)

            /s/ Jesse A. Pittore                   President and Director                       December 28, 2001
-----------------------------------------------
                Jesse A. Pittore


                                                   Director                                     December   , 2001
-----------------------------------------------                                                          --
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

                                EXHIBIT INDEX TO

                          ANNUAL REPORT ON FORM 10-KSB

                             FOR AGEMARK CORPORATION





          EXHIBIT                               DESCRIPTION
          -------                               -----------
            3.1*                   Articles of Incorporation
            3.2*                   By-Laws
            10.1*                  Order Confirming Debtors' Second Amended Joint Plan of
                                   Reorganization dated April 29, 1997
            10.2*                  Amended Modification of Debtors' Second Amended Joint Plan of
                                   Reorganization dated April 24, 1997
            10.3*                  Debtors' Second Amended Joint Plan of Reorganization dated January
                                   15, 1997
            10.4*                  Employment Agreement between the Company and Jesse A. Pittore
            10.5*                  Employment Agreement between the Company and Richard J. Westin
            10.6*                  1997 Employee Stock Incentive Plan
            10.7*                  Form of management contract between Evergreen Management, Inc. and the Company
            10.8**                 Lease Agreement between The Waterford Company and Westor Financial
                                   Group, Inc.
            24                     Power of Attorney (see page 46)

         -------------

* Incorporated by reference to the registrant's Form 10-SB filed on January 29, 1999.

** Incorporated by reference to Amendment No. 1 to Form 10-SB filed on September 17, 1999.