Form 10QSB
period 2001-12-31
AGEMARK CORP
filed 2002-02-13
CIK 1077641

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

                      FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on February 9, 2002, was 945,607.

        Transitional Small Business Disclosure Format (check one): Yes[ ] No[X]

                                TABLE OF CONTENTS

                                                                                    PAGE
                                                                                    ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.......................................................  2

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations...........................................................  9

PART II. OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K........................................... 11

SIGNATURES.......................................................................... 12

EXHIBIT INDEX....................................................................... 13

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                                DECEMBER 31, 2001

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                     ASSETS


Cash and cash equivalents                                              $    190
Property and equipment, net                                              18,979
Property held for sale                                                      280
Investment in joint venture                                                 159
Other assets                                                                379
                                                                       --------
           Total assets                                                $ 19,987
                                                                       ========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Accounts payable and accrued liabilities                               $  1,881
Capitalized lease obligations                                                39
Notes payable                                                            15,104
                                                                       --------
           Total liabilities                                           $ 17,024
                                                                       --------

STOCKHOLDERS' EQUITY
Common stock, stated value $.001, 20,000,000 shares authorized
     945,607 shares issued and outstanding                             $      1
Additional paid in capital                                                6,615
Accumulated deficit                                                      (3,653)
                                                                       --------
           Total stockholders' equity                                  $  2,963
                                                                       --------
           Total liabilities and stockholders' equity                  $ 19,987
                                                                       ========

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF OPERATIONS

                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                        (IN THOUSANDS EXCEPT SHARE DATA)

                                                         2001             2000
                                                       -------          -------
Revenue
    Property gross revenue                             $ 2,657          $ 2,644
    Other income                                             2               43
                                                       -------          -------
               Total revenue                           $ 2,659          $ 2,687
                                                       -------          -------
Expenses
    Property operating expenses                        $ 2,157          $ 2,331
    Administrative and overhead expenses                   164              164
    Stock option compensation                               53               51
    Interest expense                                       255              244
    Depreciation                                           152              158
                                                       -------          -------
               Total expenses                          $ 2,781          $ 2,948
                                                       -------          -------
                                                       $  (122)         $  (261)
Loss on disposition of property                                            (617)
Equity in net (loss) of joint venture                      (10)             (10)
                                                       -------          -------
               Net (loss)                              $  (132)         $  (888)
                                                       =======          =======
               Loss per common share                   $ (0.14)         $ (0.89)
                                                       =======          =======

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                      THREE MONTHS ENDED DECEMBER 31, 2001

                                 (IN THOUSANDS)

                                                      ADDITIONAL
                                        COMMON         PAID-IN        ACCUMULATED
                                        STOCK          CAPITAL         (DEFICIT)         TOTAL
                                        -------       ----------      -----------       -------
Balance, September 30, 2001             $     1         $ 6,562         $(3,521)        $ 3,042
Stock option compensation                                    53                              53
Net (loss)                                                                 (132)           (132)
                                        -------         -------         -------         -------
Balance, December 31, 2001              $     1         $ 6,615         $(3,653)        $ 2,963
                                        =======         =======         =======         =======


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF CASH FLOWS

                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

                                 (IN THOUSANDS)

                                                                           2001          2000
                                                                          -----         -----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                      $(132)        $(888)
   Adjustments to reconcile net (loss) to net cash provided by operating activities:
      Depreciation                                                          152           158
      Stock option compensation                                              53            51
      Loss on disposition of property                                                     617
      Undistributed loss from joint venture                                  10            10
      Change in assets and liabilities:
         Decrease in other assets                                            98            24
         Increase (decrease) in accounts payable and accrued
         liabilities                                                       (122)          285
                                                                          -----         -----

               Net cash provided by (used in) operating activities        $  59         $ 257
                                                                          -----         -----
CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in joint venture                                                7           (36)
   Additions to property and equipment                                    $ (64)        $ (22)
                                                                          -----         -----
               Net cash (used in) investing activities                    $ (57)        $ (58)
                                                                          -----         -----
CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payments on notes payable
               Net cash (used in) financing activities                    $   0         $   0
                                                                          -----         -----
               Net increase in cash and cash equivalents                  $   2         $ 199
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              188           355
                                                                          -----         -----
               Cash and cash equivalents, end of period                   $ 190         $ 554
                                                                          -----         -----
SUPPLEMENTAL DISCLOSURES

   Cash payments for:

      Interest                                                            $ 207         $ -0-
                                                                          =====         =====
      Taxes                                                               $ -0-         $ -0-
                                                                          =====         =====

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

           These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2001. The Company follows the same accounting policies in preparation of interim reports.

NOTE 2.    TRANSACTIONS WITH AFFILIATES

           The Company contracted with Evergreen Management, Inc. ("EMI") for the management of its owned and operated properties in 2000 and with Opus X, Inc.("Opus") in 2001. Both entities are co-owned by Richard
           J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services was 4.5% of gross income paid monthly in 2000 and 3.75% in 2001. For the three months ended December 31, 2001 and December 31, 2000, respectively, management fees of $100,015 and $118,983 are included in the property operating expenses on the statement of operations for services provided by EMI and Opus. At December 31, 2001, accounts payable includes $33,261 owed by the Company to Opus.

           For the three months ended December 31, 2001 and 2000, the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

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

           The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation under APB Opinion No. 25 was $53,000 for the three months ended December 31, 2001 and $51,000 for the three months ended December 31, 2000

           If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statement of operations for the three months ended December 31, 2001 would have decreased by $43,000, resulting in a net loss of $89,000, and the loss per common share would have been $0.09. For the three months ended December 31, 2000 stock option compensation cost in the statement of operations would have decreased by $43,000, resulting in a net loss of $845,000, and the loss per common share would have been $0.85.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2000

        Property gross revenue increased from $2,644,000 in the three months ended December 31, 2000 to $2,657,000 in the three months ended December 31, 2001, reflecting generally higher rental rates offsetting revenues of $175,000 in the 2000 period attributable to closed facilities.. Property operating expenses decreased in the 2001 period to $2,157.000 from $2,331,000 in the 2000 period. This decrease was attributable primarily to costs associated with closed facilities. Administrative expenses remained the same at $164,000 in both periods. Stock option compensation increased from $51,000 in 2000 to $53,000 in 2001 reflecting lower number of options vesting and the higher number of options ceded in 2000. Interest expense was $255,000 for the three months ended December 31, 2001 compared to $244,000 for the three months ended December 31, 2000, reflecting interest on the new Related Party Note partially offset by lower expenses on the Company's tax notes which are amortizing. Depreciation expense was $152,000 in 2001 compared to $158,000 in the same period in 2000.

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

        The equity in net loss of joint venture in the amount of $10,000 reflects the Company's 25% share of operations after depreciation at the joint venture Alzheimer's facility in Cumberland, MD.

LIQUIDITY AND CAPITAL RESOURCES

        Net cash provided by operations during the three months ended December 31, 2001 was $59,000. The largest use of funds was those used to decrease accounts payable and accrued liabilities.

        The Company's investing activities for the three months ended December 31, 2001 used $57,000. The joint venture at Cumberland, MD repaid a net
$7,000 and $64,000 was invested in improvements to the Company's properties.

        Cash and cash equivalents at December 31, 2001 totaled $190,000, up $2,000 from September 30, 2001. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, payment of interest and maintenance of working capital.

        Secured indebtedness of $14,464,000 will become due and payable on September 30, 2002. Originally due September 30, 2001, the debts were extended for one year by payments aggregating $1,000,000 on or before September 30, 2001. Related parties loaned the Company $550,000 in order to obtain this extension. An additional extension from September 30, 2002 to September 30, 2003 is obtainable upon the payment of $1,250,000 on or before September 30, 2002. Management believes that, after years of pursuing refinance sources without success due to the taint of the Bankruptcy filings which resulted in the formation of the Company, the best source of funds to repay and extend its secured indebtedness is the sale of assets. To that end, Management is seeking buyers for several of its properties in order to repay at least enough debt to obtain the time extensions available.

IMPACT OF INCREASES IN THE COST OF INSURANCE

        In December, 2001 the Company was informed by its insurance brokers that the cost of liability insurance coverage for the upcoming calendar year would increase from $100,000 in 2001 to $190,000 in 2002. In addition, it was estimated that coverage for 2003 would increase to more than $230,000. After some discussion with the carrier to decrease limits and raise deductibles a second offer of $148,000 was received. Based on the cost of coverage and the Company's past loss experience the Board of Directors unanimously decided to go without liability coverage in 2002. The Company still has coverage for property and casualty and vehicle related risks in adequate amounts.

                                     PART II

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a) Exhibits.

    Exhibit No.        Description
    -----------        -----------
         11            Statement regarding Computation of Per Share
                       Earnings

        (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2001

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             AGEMARK CORPORATION


February 12, 2002                                   /s/ RICHARD J. WESTIN
                                             ----------------------------------
                                                      Richard J. Westin,
                                                   Chief Executive Officer


February 12, 2002                                    /s/ JAMES P. TOLLEY
                                             ----------------------------------
                                                      James P. Tolley,
                                                 Chief Financial Officer and
                                                  Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION

    Exhibit No.        Description
    -----------        -----------
         11            Statement regarding Computation of Per Share
                       Earnings