Form 10QSB
period 2002-03-31
AGEMARK CORP
filed 2002-05-15
CIK 1077641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _________________________

Commission File Number
000-25313

AGEMARK CORPORATION
(Exact name of small business issuer as specified in its charter)

NEVADA	94-32701689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2614 Telegraph Avenue, Berkeley, California 94704
(Address of principal executive offices)      (Zip Code)

Issuer’s telephone number, including area code: (510) 548-6600

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on March 31, 2002, was 945,607.

Transitional Small Business Disclosure Format (check one): Yes        No   X

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Financial Statements	2

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II. OTHER INFORMATION

ITEM 6.	Exhibits and Reports on Form 8-K	11

SIGNATURES		12

EXHIBIT INDEX		13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEMARK CORPORATION

BALANCE SHEET

March 31, 2002

(In thousands except share data)

(Unaudited)

A S S E T S

Cash and cash equivalents	$308
Property and equipment, net	18,890
Property held for sale	280
Investment in joint venture	123
Other assets	482

Total assets	$20,083

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Accounts payable and accrued liabilities	$2,024
Notes payable	15,077
Capitalized lease obligations	39

Total liabilities	$17,140

STOCKHOLDERS’ EQUITY
Common stock, stated value $.001, 20,000,000 shares authorized, 945,607 shares issued and outstanding	$1
Additional paid in capital	6,669
Accumulated deficit	(3,727)

Total stockholders’ equity	$2,943

Total liabilities and stockholders’ equity	$20,083

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF OPERATIONS

Three and Six Months Ended March 31, 2002 and 2001

(In thousands except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2002	2001	2002	2001

Revenue
Property gross revenue	$2,661	$2,662	$5,318	$5,306
Other income	1	4	3	47

Total revenue	$2,662	$2,666	$5,321	$5,353
Expenses
Property operating expenses	$2,112	$2,293	$4,269	$4,624
Administrative and overhead expenses	176	173	340	338
Stock option compensation	54	55	107	106
Interest expense	255	248	510	491
Depreciation	152	155	304	313

Total expenses	$2,749	$2,924	$5,530	$5,872

	$(87)	$(258)	$(209)	$(519)
(Loss) on disposition of property	—	—	—	(617)
Equity in net income (loss) of joint venture	13	—	3	(10)

Net (loss)	$(74)	$(258)	$(206)	$(1,146)

(Loss) per common share	$(0.08)	$(0.26)	$(0.22)	$(1.15)

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2002

(In thousands)

(Unaudited)

		Additional
	Common	Paid-In	Accumulated
	Stock	Capital	Deficit	Total

Balance, September 30, 2001	$1	$6,562	$(3,521)	$3,042
Stock option compensation		107		107
Net (loss)			(206)	(206)

Balance, March 31, 2002	$1	$6,669	$(3,727)	$2,943

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2002 and 2001

(In thousands)

(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(206)	$(1,146)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	304	313
Stock option compensation	107	106
Loss on disposition of property	—	617
Undistributed (income) loss from joint venture	(3)	10
Change in assets and liabilities:
(Increase) decrease in other assets	(5)	76
Increase in accounts payable and accrued liabilities	21	260

Net cash provided by operating activities	$218	$236

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	$(126)	$(74)
Distributions from (investment in) joint venture	54	(58)

Net cash (used in) investing activities	$(72)	$(132)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	$(26)	$(25)
New loan costs paid	—	(38)

Net cash (used in) financing activities	$(26)	$(63)

Net increase in cash and cash equivalents	$120	$41
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	188	355

Cash and cash equivalents, end of period	$308	$396

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest	$410	$120

Taxes	$0	$0

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2001. The Company follows the same accounting policies in preparation of interim reports.

Note 2. Transactions With Affiliates

The Company contracted with Evergreen Management, Inc. (“EMI”) for the management of its owned and operated properties through May 31, 2001 and with Opus X, Inc. (“Opus”) beginning June 1, 2001. Both entities are co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services was 4.5% of gross income paid monthly in 2001 and 3.75% beginning October 1, 2001. For the three and six months ended March 31, 2002, management fees of $99,784 and $199,428, respectively, and for the three and six months ended March 31, 2001, management fees of $119,787 and $238,770, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI and Opus At March 31, 2002, accounts payable includes $33,000 owed by the Company to Opus.

For the three and six months ended March 31, 2002 and 2001, the Company paid rent for the Company’s headquarters in Berkeley, CA in the amount of $6,000 and $12,000, respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin’s family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 3. Loss on Disposition of Property

In December, 2000 the Company disposed of its property located in Manitowoc, WI in return for cancellation of liability for prior years’ unpaid property taxes. The depreciated book value of the property disposed of was $764,000 and the liabilities cancelled were $147,000 resulting in a net loss of $617,000. This property has always been operated as an apartment house and was not part of the core business of the Company.

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

The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vested July1, 1999 the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation for the three and six months ended March 31, 2002 under APB Opinion 25 was $54,000 and $107,000, respectively. Total compensation for the three and six months ended March 31, 2001 under APB Opinion 25 was $55,000 and $106,000, respectively.

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4. Employee Stock Incentive Plan (continued)

If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statements of operations for the three and six months ended March 31, 2002 would have decreased by $43,000 and $86,000, respectively, resulting in net losses of $31,000 and $120,000, respectively and losses per common share would have been $0.03 and $0.13, respectively. For the three and six months ended March 31, 2001, stock option compensation cost would have decreased by $36,000 and $86,000, respectively, resulting in net losses of $222,000 and $1,060,000, respectively and losses per common share would have been $0.22 and $1.06, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Statements in this Quarterly Report on Form 10-QSB concerning the Company’s outlook or future economic performance; anticipated profitability, gross rentals, expenses or other financial items; and statements concerning assumptions made or exceptions to any future events, conditions, performance or other matter are “forward looking statements” as that term is defined under the Federal Securities Laws. Forward-looking statements are subject to risks, uncertainties, and other factors that would cause actual results to differ materially from those stated in such statements, including those set forth under the caption “Factors That May Affect Results” in the description of the Company’s business in the Company’s Annual Report on Form 10-KSB.

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

     Property gross revenue decreased from $2,662,000 in the three months ended March 31, 2001 to $2,661,000 in the three months ended March 31, 2002 reflecting generally higher rental rates offsetting revenues of $134,000 in the 2001 period attributable to closed facilities. Property operating expenses decreased in the 2002 period to $2,112,000 from $2,293,000 in the 2001 period. This decrease was attributable primarily to costs associated with closed facilities. Administrative expenses increased from $173,000 in 2001 to $176,000 in 2002. Stock option compensation decreased from $55,000 in 2001 to $54,000 in 2002. Interest expense was $255,000 for the three months ended March 31, 2002 compared to $248,000 for the three months ended March 31, 2001 , reflecting interest on the new Related Party Note partially offset by lower expenses on the Company’s tax notes which are amortizing. Depreciation expense was $152,000 in 2002 compared to $155,000 in 2001.

Six Months Ended March 31, 2002 Compared to the Six Months Ended March 31, 2001

     Property gross revenue increased from $5,306,000 in the six months ended March 31, 2001 to $5,318,000 in the six months ended March 31, 2002 reflecting generally higher rental rates offsetting revenues of $308,000 in the 2001 period attributable to closed facilities. Property operating expenses decreased in the 2002 period to $4,269,000 from $4,624,000 in the 2001 period. This decrease was attributable primarily to costs associated with closed facilities. Administrative expenses increased from $338,000 in 2001 to $340000 in 2002. Stock option compensation increased from $106,000 in 2001 to $107,000 in 2002. Interest expense was $510,000 for the six months ended March 31, 2002 compared to $491,000 for the six months ended March 31, 2001 reflecting interest on the new Related Party Note partially offset by lower expenses on the Company’s tax notes which are amortizing. Depreciation expense was $304,000 in 2002 compared to $313,000 in 2001.

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

     The equity in net income (loss) of joint venture reflects the Company’s 25% share of operations after depreciation at the joint venture Alzheimer’s facility in Cumberland, MD

Liquidity and Capital Resources

     Net cash provided by operations during the six months ended March 31, 2002 was $218,000. The largest items offsetting the net loss of $206,000 were depreciation expense of $304,000 and stock option compensation of $107,000.

     The Company’s investing activities for the six months ended March 31, 2002 used $72,000. Improvements to the Company’s properties used $126,000 offset by$54,000 of investment and advances repaid by the joint venture in Cumberland, MD.

     The Company’s financing activities used $26,000 during six months ended March 31, 2002 for regularly scheduled principal payments on tax notes.

     Cash and cash equivalents at March 31, 2002 totaled $308,000, up $120,000 from September 30, 2001. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, repayment of debt and maintenance of working capital. Secured indebtedness of $14,464,000 will become due and payable on September 30, 2002. Originally due September 30, 2001, the debts were extended for one year by payments aggregating $1,000,000 on or before September 30, 2001. Related parties loaned the Company $550,000 in order to obtain this extension. An additional extension from September 30, 2002 to September 30, 2003 is obtainable upon the payment of $1,250,000 on or before September 30, 2002. Management believes that, after years of pursuing refinance sources without success due to the taint of the Bankruptcy filings which resulted in the formation of the Company, the best source of funds to repay and extend its secured indebtedness is the sale of assets. To that end, management is seeking buyers for several of its properties in order to repay at least enough debt to obtain the time extensions available.

PART II

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	Exhibit No.	Description

	11	Statement Regarding Computation of Per Share Earnings

(b)	Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGEMARK CORPORATION
May 14, 2002 May 14, 2002	Richard J. Westin, Chief Executive Officer James P. Tolley, Chief Financial Officer and Chief Accounting Officer

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-QSB

FOR AGEMARK CORPORATION

Exhibit No.	Exhibit Description

11	Statement Regarding Computation of Per Share Earnings