Form 10-Q
period 2002-06-30
AGEMARK CORP
filed 2002-08-13
CIK 1077641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________________ to ______________

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

         Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on June 30, 2002, was 1,109,481.

         Transitional Small Business Disclosure Format (check one): Yes     No

Page

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements	2

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

PART II. OTHER INFORMATION

ITEM 6.Exhibits and Reports on Form 8-K	11

SIGNATURES	12

EXHIBIT INDEX	13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEMARK CORPORATION

BALANCE SHEET

June 30, 2002

(In thousands except share data)

(Unaudited)

A S S E T S

Cash and cash equivalents	$398

Property and equipment, net	18,887

Property held for sale	280

Investment in joint venture	102

Other assets	506

Total assets	$20,173

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES

Accounts payable and accrued liabilities	$2,143

Notes payable	15,077

Capitalized lease obligations	39

Total liabilities	$17,259

STOCKHOLDERS’ EQUITY

Common stock, stated value $.001, 20,000,000 shares authorized, 1,109,481 shares issued and outstanding	$1

Additional paid in capital	7,140

Unearned compensation	(214)

Stock notes receivable	(204)

Accumulated deficit	(3,809)

Total stockholders’ equity	$2,914

Total liabilities and stockholders’ equity	$20,173

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF OPERATIONS

Three and Nine Months Ended June 30, 2002 and 2001

(In thousands except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Revenue

Property gross revenue	$2,688	$2,593	$8,006	$7,899

Other income	4	1	7	48

Total revenue	$2,692	$2,594	$8,013	$7,947

Expenses

Property operating expenses	$2,155	$2,148	$6,423	$6,771

Administrative and overhead expenses	173	148	502	486

Stock option compensation	53	40	160	146

Interest expense	255	246	767	738

Depreciation	152	158	457	471

Total expenses	$2,788	$2,740	$8,318	$8,612

	$(96)	$(146)	$(305)	$(665)

(Loss) on disposition of property				(617)

Equity in net income (loss) of joint venture	15	8	17	(2)

Net (loss)	$(81)	$(138)	$(288)	$(1,284)

(Loss) per common share	$(0.08)	$(0.14)	$(0.30)	$(1.28)

See accompanying notes to financial statements

AGEMARK CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2002

(In thousands)

(Unaudited)

		Additional		Stock
	Common	Paid-In	Unearned	Notes	Accumulated
	Stock	Capital	Compensation	Receivable	Deficit	Total

Balance, September 30, 2001	1	6,562			(3,521)	3,042

Stock option compensation		160				160

Stock option exercise		214	(214)

Stock option exercise		204		(204)

Net (loss)					(288)	(288)

Balance, June 30, 2002	1	7,140	(214)	(204)	(3,809)	2,914

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2002 and 2001

(In thousands)

(Unaudited)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(288)	$(1,284)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

Depreciation	457	471

Stock option compensation	160	146

Loss on disposition of property		617

Undistributed loss (income)from joint venture	(17)	2

Change in assets and liabilities:

(Increase) decrease in other assets	(31)	4

Increase in accounts payable and accrued liabilities	140	331

Net cash provided by (used in) operating activities	$421	$287

CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment	$(276)	$(325)

Investment in joint venture	91	(60)

Net cash (used in) investing activities	$(185)	$(385)

CASH FLOWS FROM FINANCING ACTIVITIES

Principal payments on notes payable	$(26)	$(25)

New loan costs paid		(38)

Net cash (used in) financing activities	$(26)	$(63)

Net increase (decrease) in cash and cash equivalents	$210	$(161)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	188	355

Cash and cash equivalents, end of period	$398	$194

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash payments for:

Interest	$609	$443

Taxes	$0	$0

Non cash investing and financing activities:
Common stock issued to officers and directors for notes receivable	$204	$0

See accompanying notes to financial statements.

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

The Company contracted with Evergreen Management, Inc. (“EMI”) for the management of its owned and operated properties through May 31, 2001 and with Opus X, Inc. (“Opus”) beginning June 1, 2001. Both entities are co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services was 4.5% of gross income paid monthly in 2001 and 3.75% beginning October 1, 2001. For the three and nine months ended June 30, 2002, management fees of $100,801 and $300,230, respectively, and for the three and nine months ended June 30, 2001, management fees of $116,672 and $355,442, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI and Opus. At June 30, 2002, accounts payable includes $33,000 owed by the Company to Opus.

For the three and nine months ended June 30, 2002 and 2001, the Company paid rent for the Company’s headquarters in Berkeley, CA in the amount of $6,000 and $18,000, respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin’s family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

On May 1, 2002 the Company received an offer to purchase the facility in Cumberland, MD for $3,300,000 and the Company’s 25% interest in the joint venture also located in Cumberland, MD for $200,000. These offers were made by entities controlled by directors and officers Richard J. Westin and Jesse A. Pittore. Prior to accepting

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2.	Transactions With Affiliates (continued)

the offers received, the Company held an auction of the properties on June 5, 2002 after advertising the auction for the month of May in the national edition of the Wall Street Journal and the Baltimore Sun. The Company received 30 responses seeking additional information, which was provided, but no bids were received. The sale of the joint venture interest closed on July 1, 2002. The sale of the Cumberland, MD facility is pending and is expected to close prior to September 30, 2002.

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

Note 4.	Property Held for Sale

In May, 2001 the Company closed its property in Chanute, KS and offered the property for sale. The book value of the real and personal property at June 30, 2001 was $922,000. An offer, which has since expired, was received for $300,000. Management has determined, on the basis of that offer, to carry the property at a net value of $280,000.

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

Options to purchase up to a total of 237,164 shares of common stock have been granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. On June 1, 2002 the officers and directors exercised their vested options and acquired 187,749 shares of the Company’s common stock by executing promissory notes and pledge agreements totaling $204,415. The notes have a term of four years and bear interest at 5%. Details of the options are:

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4. Employee Stock Incentive Plan (continued)

	Shares	Exercise Price
Date of Grant	Granted	Per Share	Date Fully Vested

January 1, 1999	166,666	$1.10	July 1, 1999

January 1, 1999	1,000	1.00	January 1, 2000

January 1, 1999	42,750	1.00	January 1, 2003

April 1, 1999	18,748	1.00	April 1, 2001

November 10, 1999	5,000	1.00	November 1, 2001

December 22,1999	3,000	1.00	December 1, 2000

Total	237,164

Options ceded	(12,882)	1.00

Options exercised	(166,666)	1.10

Options exercised	(21,083)	1.00

Options outstanding	36,533	1.00

The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vested July 1, 1999 the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation for the three and nine months ended June 30, 2002 under APB Opinion 25 was $53,000 and $160,000, respectively. Total compensation for the three and nine months ended June 30, 2001 under APB Opinion 25 was $40,000 and $146,000, respectively.

If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statements of operations for the three and nine months ended June 30, 2002 would have decreased by $43,000 and $128,000, respectively, resulting in net losses of $38,000 and $160,000, respectively and basic losses per common share would have been $0.39 and $1.66, respectively. For the three and nine months ended June 30, 2001, stock option compensation cost would have decreased by $40,000 and $126,000, respectively, resulting in net losses of $98,000 and $1,158,000, respectively and basic losses per common share would have been $0.10 and $1.16, respectively.

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

Results of Operations

Three Months Ended June 30, 2002 Compared to the Three Months Ended June 30, 2001

         The Company closed its facility in Chanute, KS in May, 2001. At this time there are no plans to reopen the facility and the building and fixtures are being offered for sale. During the three months ended June 30, 2001 the Chanute facility lost approximately $37,000. The property’s gross income was $51,000 in 2001 and its total expenses were $88,000 in 2001. Total property gross revenue increased from $2,593,000 in the three months ended June 30, 2001 to $2,688,000 in the three months ended June 30, 2002 reflecting generally higher rental rates in spite of the loss of $51,000 in gross income due to the Chanute closing. Property operating expenses increased in the 2002 period to $2,155,000 from $2,148,000 in the 2001 period. This increase was attributable to $88,000 lower expenses at the Chanute property offsetting increased maintenance, marketing and personnel costs. Administrative expenses increased from $148,000 in 2001 to $175,000 in 2002 reflecting higher personnel costs. Stock option compensation increased from $40,000 in 2001 to $53,000 in 2002 reflecting the larger number of options outstanding in the current period. Interest expense was $255,000 for the three months ended June 30, 2002 compared to $246,000 for the three months ended June 30, 2001 reflecting interest on the new Related Party Note partially offset by lower expenses on the Company’s tax notes which are amortizing. Depreciation expense was $152,000 in 2002 versus $158,000 in 2001.

Nine Months Ended June 30, 2002 Compared to the Nine Months Ended June 30, 2001

         During the nine months ended June 30, 2001 the Chanute facility lost approximately $103,000 compared. The property’s gross income was $327,000 and its total expenses were $430,000. Total property gross revenue increased from $7,899,000 in the nine months ended June 30, 2001 to $8,006,000 in the nine months ended June 30, 2002 reflecting generally higher rental rates offsetting the loss of Chanute’s gross income. Property operating expenses decreased in the 2002 period to $6,423,000 from $6,771,000 in the 2001 period. This decrease was attributable primarily to increased maintenance, marketing and personnel costs offsetting the drop in Chanute’s expenses of $430,000. Administrative expenses increased from $486,000 in 2001 to $502,000 in 2002 reflecting higher personnel costs. Stock option compensation increased from $146,000 in 2001 to $160,000 in 2002 reflecting the larger number of options outstanding in the current period. Interest expense was $767,000 for the nine months ended June 30, 2002 compared to $738,000 for the nine months ended

June 30, 2001 reflecting interest on the new Related Party Note partially offset by lower expenses on the Company’s tax notes which are amortizing. Depreciation expense was $457,000 in 2002 compared to $471,000 in 2001.

Liquidity and Capital Resources

         Net cash provided by operations during the nine months ended June 30, 2002 was $421,000. The largest items offsetting the net loss of $288,000 were depreciation expense of $457,000 and stock option compensation of $160,000. The increase of $140,000 in accounts payable and accrued liabilities consists largely of the difference between the interest accruing on the Company’s major notes payable and the amount required to be paid on those notes. This amount is deferred by agreement to the maturity date of the notes.

         The Company’s investing activities for the nine months ended June 30, 2002 used $185,000. Improvements to the Company’s properties, primarily the Fort Madison, IA property used $276,000 and $91,000 of advances and investment was repaid by the joint venture located in Cumberland, MD.

         The Company’s financing activities used $26,000 during nine months ended June 30, 2002 consisting of regularly scheduled principal payments on tax notes.

         Cash and cash equivalents at June 30, 2002 totaled $398,000, up $210,000 from September 30, 2001. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, repayment of debt and maintenance of working capital. Secured indebtedness of $14,464,000 will become due and payable on September 30, 2002. Originally due September 30, 2001, the debts were extended for one year by payments aggregating $1,000,000 on or before September 30, 2001. Related parties loaned the Company $550,000 in order to obtain this extension. An additional extension from September 30, 2002 to September 30, 2003 is obtainable upon the payment of $1,250,000 on or before September 30, 2002. Management believes that, after years of pursuing refinance sources without success due to the taint of the Bankruptcy filings that resulted in the formation of the Company, the best source of funds to repay and extend its secured indebtedness is the sale of assets.

         On May 1, 2002 the Company received an offer to purchase the facility in Cumberland, MD for $3,300,000 and the Company’s 25% interest in the joint venture also located in Cumberland, MD for $200,000. These offers were made by entities controlled by directors and officers Richard J. Westin and Jesse A. Pittore. Prior to accepting the offers received, the Company held an auction of the properties on June 5, 2002 after advertising the auction for the month of May in the national edition of the Wall Street Journal and the Baltimore Sun. The Company received 30 responses seeking additional information, which was provided, but no bids were received. The sale of the joint venture interest closed on July 1, 2002. The sale of the Cumberland, MD facility is pending and is expected to close prior to September 30, 2002. The Company intends to use the majority of the proceeds of these two transactions to repay and thereby extend the due date of the secured indebtedness from September 30, 2002 to September 30, 2003.

PART II

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description

11	Statement Regarding Computation of Per Share Earnings

99.1	Certification Of Chief Executive Officer

99.2	Certification Of Principal Accounting Officer

(b)	Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGEMARK CORPORATION

August 11, 2002	Richard J. Westin, Chief Executive Officer

August 11, 2002	James P. Tolley, Chief Financial Officer and Principal Accounting Officer

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-QSB

FOR AGEMARK CORPORATION

Exhibit No	Exhibit Description

11	Statement Regarding Computation of Per Share Earnings

99.1	Certification Of Chief Executive Officer

99.2	Certification Of Principal Accounting Officer