Form 10-K
period 2002-09-30
AGEMARK CORP
filed 2002-12-30
CIK 1077641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-KSB

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________
Commission file number 000-25313

AGEMARK CORPORATION

(Name of small business issuer in its charter)

Nevada	94-3270169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2614 Telegraph Avenue
Berkeley, CA	94704
(Address of Principal Executive Offices)	(ZIP Code)

Issuer’s telephone number: (510) 548-6600

     Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 per share

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

     State issuer’s revenues for its most recent fiscal year: $10,694,000

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $691,062; based on a per-share market value of $1.00 as determined by the Board of Directors of the issuer.

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐

     At December 16, 2002, there were 1,109,481 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Not Applicable.

     Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I

Item 1. DESCRIPTION OF BUSINESS

General

     Agemark Corporation (the “Company”) owns and operates assisted living residences, which offer a combination of housing and personalized services for senior citizens who can no longer live independently but who do not require the 24-hour medical care provided by a skilled nursing facility. The Company operates 7 properties located in non-urban, secondary markets in four states. The Company’s primary focus is on “private pay” residents, who generally pay for the Company’s services from their own funds, with the help of other family members or through private insurance.

Background and Formation of the Company; Plan of Reorganization

     The Company was organized in April, 1997 pursuant to an order of the U.S. Bankruptcy Court dated April 27, 1997 (the “Order”) to receive the assets of and continue the businesses of four reorganized, publicly registered limited partnerships and two privately held limited partnerships (the “Partnerships”). The Order confirmed the Second Amended Joint Plan of Reorganization (the “Plan”) of the Partnerships filed in January, 1997 and amended in April, 1997. The first of the property transfers to the Company pursuant to the Plan was accomplished in January, 1998 and the final transfer took place in July, 1998. A total of 1,000,000 shares of stock were issued to the Partnerships for these properties as of September 30, 1998 and immediately distributed to their partners.

     The following is a summary of the properties transferred to the Company and the adjustments made to historical values to arrive at values approved by the Bankruptcy Court pursuant to the Plan of Reorganization:

(Amounts in thousands of dollars)
			Accumulated	Net Book
	Transferred	Historical	Depreciation	Value	Write Up	Plan of
Property Location	From	Value	12/31/97	12/31/97	(Down)	Reorg. Value

Beatrice, NE	HHS I	$2,742	$888	$1,854	$(618)	$1,236
Cumberland, MD	HHS I	2,188	635	1,553	2,315	3,868
Hastings, NE	HHS I	3,211	1,120	2,091	198	2,289
Chanute, KS	HHS II	2,602	750	1,852	(901)	951
Rock Island, IL	HHS II	4,345	1,212	3,133	(735)	2,398
Fort Madison, IA	HHS III	3,460	781	2,679	(464)	2,215
Manitowoc, WI	HHS III	3,642	693	2,949	(2,154)	795
Port Huron, IL	PIF I	1,090	0	1,090	86	1,176
Dickinson, ND	Private	1,380	380	1,000	1,273	2,273
Williston, ND	Private	1,932	538	1,394	2,978	4,372

		$26,592	$6,997	$19,595	$1,978	$21,573

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

The Senior Care Industry

     The senior care industry is characterized by a wide range of living accommodations and health care services. For those who are able to live in a home setting, home health care and other limited services can be an appropriate alternative. Community housing or retirement centers, which are commonly referred to as independent living facilities, are also available to persons who need modest assistance, such as with meal preparation, housekeeping and laundry. Assisted living facilities are typically for those persons whose physical or cognitive frailties have reached a state where independent living accommodations can no longer provide the level of care required. These people do not need the continuous medical attention of a skilled nursing facility. Generally, assisted living facilities provide a combination of housing and 24-hour personal support services designed to assist seniors with activities of daily living (“ADLs”), which include bathing, eating, personal hygiene, grooming, ambulating and dressing. Certain assisted living facilities also offer higher levels of personal assistance for residents with Alzheimer’s disease or other forms of dementia but always in a “residential,” as compared with a “medical,” setting. Skilled nursing facilities provide care in a comparatively institutional environment. Assisted living residences provide a “homelike” atmosphere. For example, the Company’s facilities feature carpeted floors compared with the linoleum typically found in nursing home, and single-occupancy rooms. Additionally, assisted living residences operated by the Company encourage residents to bring their own, more familiar furniture, serve meals in dining rooms and provide a wide range of social programs including outings to shows, museums, movies and the like.

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

Services

     The Company operates assisted living facilities in the following locations: Rock Island, Illinois; Fort Madison, Iowa; Port Huron, Michigan; Beatrice, Nebraska; Hastings, Nebraska; Dickinson, North Dakota; and Williston, North Dakota. Except for the facilities in North Dakota, which are modern buildings, the Company’s facilities are located in historic, renovated hotels, most of which are on the National Register of Historic Places. The Company’s facilities range in size from 64 units to 115 units. See Item 2—“Description of Property.”

     Assisted Living Properties. The Company’s current portfolio of properties is aimed at the middle to more affordable price range within the senior care market. The Company offers a range of assisted living care and services, which are available 24 hours per day at each of its assisted living facilities. The services offered by the Company include personal care, support and certain supplemental services. Personal care services include assistance with ADLs, such as ambulating, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications and confusion management. Support services include meal preparation, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services. Supplemental services, which are offered at an extra charge, include beauty and barber services, extra laundry services and non-routine care services. The rates for assisted living units at the Company’s facilities range from approximately $1,000 to $2,400 per month, depending, among other things, on the size of the unit and the location of the community.

Marketing and Sales

     The Company’s marketing strategy is intended to create awareness of the Company and its services among potential residents and their family members and referral sources, such as physicians, clergy, local area agencies for the elderly, home health agencies and social workers. A central marketing staff person located at the Company’s facility in Hastings, Nebraska coordinates the Company’s overall strategies for promoting the Company throughout its markets and monitors the success of the Company’s marketing efforts. Additionally, the Company has hired an outside marketing and public relations firm to develop marketing materials for the Company as a whole and for each of the Company’s facilities. The Company also relies on print advertising, yellow pages advertising, direct mail, signage and special events, such as grand openings for new facilities and community receptions.

Competition

     The health care industry is highly competitive and the Company believes that the assisted living business will become more competitive in the future. There are currently few regulatory and other barriers to entry in the assisted living industry. The Company faces competition for residents and for employees from numerous local, regional and national providers of facility-based assisted living and long-term care, including skilled nursing facilities, as well as medical rehabilitation and home health care providers. Many of the Company’s present and potential competitors are significantly larger or have greater financial resources than those of the Company. Additionally, some of the Company’s competitors operate on a not-for-profit basis or as charitable organizations. If the development of new assisted living facilities surpasses the demand for such facilities in particular markets, such markets could become saturated. Competition could limit the Company’s ability to attract residents and patients and expand its business and could have a material adverse effect on the Company’s business, results of operations and financial condition.

     The Company believes the primary competitive factors in the senior care industry are: reputation for, and commitment to, high quality care; quality of support services offered (such as home health care and food services); price of services; physical appearance and amenities associated with the facilities; and location. Because seniors tend to choose senior living facilities near their homes, the Company’s principal competitors are other senior living and long-term care facilities in the same geographic areas as the Company’s facilities. The Company also competes with other health care businesses with respect to attracting and retaining nurses, technicians, aides, and other high quality professional and nonprofessional employees and managers.

Government Regulation

     The assisted living industry is subject to extensive federal, state and local regulation. The various layers of governmental regulation affect the Company’s business by controlling its growth, requiring licensure or certification of its facilities, regulating the use of its facilities and controlling reimbursement to the Company for services provided. Licensing, certification and other applicable governmental regulations vary from jurisdiction to jurisdiction and are revised periodically. It is not possible to predict the content or impact of future legislation and regulations affecting the assisted living industry.

     Assisted Living Facilities. The Company’s assisted living facilities are subject to regulation by various state and local agencies. There are currently no federal laws or regulations specifically governing assisted living facilities. State requirements relating to the licensing and operation of assisted living facilities vary from state to state; however, most states regulate many aspects of a facility’s operations, including physical plant requirements; resident rights; personnel training and education; requisite levels of resident independence; administration of medications; safety and evacuation plans; and the level and nature of services to be provided, including dietary and housekeeping. In most states, assisted living facilities must also comply with state and local building and fire codes and certain other licenses or certifications, such as a food service license, may be required. Assisted living facilities are subject to periodic survey by governmental agencies with licensing authority. In certain circumstances, failure to satisfy survey standards could result in a loss of licensure and closure of a facility.

     Because assisted living facilities historically have not been considered as traditional health care entities and government and private insurers have not reimbursed providers for assisted living services, these facilities have not been subject to the degree of regulation which governs nursing homes and other health care providers. As assisted living emerges as a cost-effective alternative to nursing facility care, assisted living facilities could become subject to more extensive regulation, particularly in the areas of licensure and reimbursement. The content of such regulations, the extent of any increased regulation and the impact of any such regulation on the Company cannot be predicted at this time and there can be no assurance that such regulations will not adversely affect the Company’s business.

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

     Environmental Regulation. The Company is subject to various federal, state and local environmental laws and regulations. Such laws and regulations often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances. The costs of any required remediation or removal of these substances could be substantial and the liability of an owner or operator as to any property is generally not limited under such laws and regulations and could exceed the property’s value and the aggregate assets of the owner or operator. The presence of these substances, or failure to remediate such contamination properly, may also affect adversely the owner’s ability to sell or rent the property, or to borrow using the property as collateral. Under these laws and regulations, an owner, operator or an entity that arranges for the disposal of hazardous or toxic substances, such as asbestos-containing materials, at the disposal site, may also be liable for the costs of any required remediation or removal of the hazardous or toxic substances at the disposal site. In connection with the ownership or operation of its properties, the Company could be liable for these costs, as well as certain other costs, including governmental fines and injuries to persons or properties.

Employees

     As of October 5, 2002, the Company had approximately 287 employees, including 125 part-time employees. None of the Company’s employees are currently represented by a union. The Company believes that it has a good relationship with its employees, in part because it provides them with annual cash bonuses, a stock option program, health care coverage and a 401(k) program.

Factors That May Affect Results

     The Company’s business, financial condition and results of operations are subject to many risks, including those discussed under “—Competition” and “—Government Regulation” above and those set forth below.

     Limited Operating History. The Company was incorporated in 1997 and began operations in January 1998 and consequently has a limited operating history. Accordingly, there can be no assurance that the Company will not incur losses. Failure to achieve profitability could have a material adverse effect on the Company’s business, results of operations and financial condition.

     Formation from Chapter 11 Proceedings. The Company was formed pursuant to the Plan of Reorganization, which became effective on September 30, 1998. The Company’s experience with Chapter 11 reorganization has affected the Company’s ability to negotiate favorable trade terms with vendors. The failure to obtain such favorable terms could have a material adverse effect on the Company’s business, results of operations and financial condition.

     Need for Additional Capital. The Company’s growth is subject to its ability to maintain or further increase revenues at existing facilities and the availability of capital. The Company has begun and continues to work with various sources of long-term financing to refinance existing loans in order to obtain financing with a longer term and obtain additional liquidity for future capital projects. In the opinion of management, we expect the Company will have sufficient cash from operations for the Company’s operating and capital expenditure needs for at least the next 12 months. There can be no assurance that the Company will be able to maintain or further increase revenues at current facilities or that sufficient capital will be available or, if available, that it will be available on terms that the Company considers reasonable. Further, owing to the age of the Company’s historic properties, the Company’s facilities may require greater upkeep and capital expenditures than more modern facilities. The Company’s inability or failure to maintain or further increase such revenues or obtain such sufficient capital on favorable terms could have a material adverse effect on its business, results of operations and financial condition.

     Debt Obligations. As of September 30, 2002, there was an aggregate balance of approximately $11,981,000 outstanding on mortgages secured by certain of the Company’s properties. See Item 2—“Description of Property.” Virtually all of the Company’s long-term debt will come due in one year, subject to an extension to as much as an additional two years upon the repayment of substantial amounts of principal. Consequently, a significant portion of the Company’s cash flow is expected to be devoted to debt service, and there is a risk that the Company will not be able to generate sufficient cash flow from operations to cover required debt payments. The Company has begun and continues to work with various sources of long-term financing to refinance the existing loans in order to obtain financing with a longer term, reduce the impact of debt financing on future cash flows, and obtain additional liquidity for future capital projects. If the Company were unable to generate sufficient cash flow from operations to cover required debt payments in the future, there can be no assurance that sufficient financing would be available to cover the insufficiency or, if available, that the financing would be on terms acceptable to the Company. In the absence of financing, the Company’s ability to make scheduled principal and interest payments on its indebtedness would be adversely affected.

     Obtaining Residents and Maintaining Rental Rates. As of September 30, 2002, the senior citizen housing facilities owned and operated by the Company had a combined occupancy rate of approximately 79%. Occupancy may drop in these facilities primarily due to changes in the health of residents, increased competition from other providers of assisted living services that may give residents more choices with respect to the provision of such services, and changes in state regulations. Turnover among residents is affected by their health, and higher turnover can adversely affect the Company’s results of operations. There can be no assurance that, at any time, any of the Company’s facilities will be substantially occupied at assumed rents. In addition, full occupancy may be achievable only at rental rates below those assumed. The Company’s operating expenses could be affected adversely by a variety of factors, including the level of services required to retain residents, which in turn is affected by the age and health of residents. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. In addition, the failure of the Company to generate sufficient revenue could result in an inability to make interest and principal payments on its indebtedness.

     General Real Estate Risks. The performance of the Company’s senior citizen housing facilities is influenced by factors affecting real estate investments, including the general economic climate and local conditions, such as an oversupply of, or a reduction in demand for, assisted living residences. Other factors include the attractiveness of properties to residents, zoning, rent control, environmental quality regulations or other regulatory restrictions, competition from other forms of housing and the ability of the Company to provide adequate maintenance and insurance and to control operating costs, including maintenance, insurance premiums and real estate taxes. Real estate investments are also affected by such factors as applicable laws, including tax laws, interest rates and the availability of financing. Real estate investments are relatively illiquid and, therefore, limit the ability of the Company to vary its portfolio promptly in response to changes in economic or other conditions. Any failure by the Company to operate its senior citizen housing facilities effectively may have a material adverse effect on the Company’s business, financial condition and results from operations.

     Liability and Insurance. Providing assisted living services involves an inherent risk of liability. Participants in the senior living and health care industry are subject to lawsuits alleging negligence or related legal theories, many of which may involve large claims and significant legal costs. The Company currently maintains liability insurance intended to cover claims in amounts and with such coverages and deductibles that it believes are adequate and in keeping with industry practice. However, claims in excess of the Company’s insurance coverage or claims not covered by the Company’s insurance (e.g., claims for punitive damages) may arise. A successful claim against the Company not covered by or in excess of the Company’s insurance coverage could have a material adverse effect on the Company’s business, results of operations and financial condition. Claims against the Company, regardless of their merit or eventual outcome, may also have a material adverse effect upon the Company’s reputation and its ability to attract residents or expand its business. The Company’s insurance policies generally must be renewed annually, and there can be no assurance that the Company will be able to obtain liability insurance coverage in the future on acceptable terms, if at all.

     Dependence on Key Personnel. The Company’s operations have been significantly dependent on the contributions of management, and the loss of the services of the Company’s senior officers—Messrs. Pittore, Tolley and Westin—could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has entered into employment agreements with each of its senior officers. See Item 10—“Executive Compensation—Employment Agreements.” The Company’s success also depends to a significant extent upon a number of other key employees of the Company, including the Company’s Chief Operating Officer and National Marketing Director. The loss of the services of one or more of these key employees also could have a material adverse effect on the Company. The Company does not carry key person life insurance. In addition, the Company believes that its future success will depend in part upon its ability to attract and retain additional highly skilled professional, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel that it requires for its business and planned growth.

     Labor Costs. The Company competes with various health care providers and other employers for limited qualified and skilled personnel in the markets that it serves. The Company expects that its labor costs will increase over time. Currently, none of the Company’s employees is represented by a labor union. If employees of the Company were to unionize, the Company could incur labor costs higher than those of competitors with nonunion employees. The Company’s business, results of operations and financial condition could be adversely affected if the Company is unable to control its labor costs.

     Conflicts of Interest. Certain of the Company’s officers and directors may, by virtue of their investment in or involvement with entities providing services or office space to the Company have an actual or potential conflict of interest with the interests of the Company. See Item 12—“Certain Relationships and Related Transactions.” From time to time, vendors may require personal guarantees from the executive officers of the Company and such personal guarantees may create a conflict of interest for such executive officer.

     No Public Market for the Common Stock. If shares of the Company’s Common Stock are traded after their original issuance pursuant to the Plan of Reorganization, they are expected to trade at varying prices, depending upon the market for similar securities and other factors, including general economic conditions and the financial condition and performance of, and prospects for, the Company. The Plan of Reorganization provides that, as soon as practicable after the effective date of the Plan of Reorganization, the Company shall take the necessary steps to have the Company’s Common Stock publicly traded. The Company’s management is currently investigating “over-the-counter” quotation of the Company’s Common Stock on the OTC Bulletin Board®. However, there can be no assurance that the Company will be successful in its efforts to establish a public trading market for the Common Stock or that any market making activity with respect to the Common Stock will continue in the future, if and once initiated. See “—Risks of Low-Priced Stock; Possible Effect of ‘Penny Stock’ Rules on Liquidity for the Company’s Securities.”

     Risks of Low-Priced Stock; Possible Effect of “Penny Stock” Rules on Liquidity for the Company’s Securities. As discussed above, the Company’s management is currently investigating “over-the-counter” quotation of the Company’s Common Stock on the OTC Bulletin Board®. See “—No Public Market for the Common Stock.” As such, the Company’s securities may become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). Rule 15g-9 defines “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, none of which are currently met or are anticipated to be met by the Company in the foreseeable future. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission (“SEC”) relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the broker-dealer’s client and information on the limited market in penny stock. Consequently, such Rule may affect the ability of broker-dealers to sell the

Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

     There can be no assurance that the Company’s securities will qualify for an exemption from the penny stock restrictions. In any event, even if the Company’s securities become exempt from such restrictions, the Company would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

     If the Company’s securities are subject to the rules on penny stocks, the market liquidity for the Company’s securities could be materially and adversely affected.

     Limitation on Payment of Dividends on Capital Stock. Since the Company’s formation in April 1997, the Company has not paid any dividends on its common stock and does not anticipate doing so in the foreseeable future. Moreover, the Plan of Reorganization provides that the Company may not declare any dividends until certain indebtedness specified in the Plan of Reorganization is paid in full or otherwise satisfied. There can be no assurance that the Company will pay out any return on its common stock.

     Control by Officers, Directors and Affiliated Entities. The Company’s executive officers, directors and certain entities affiliated with such directors beneficially own in the aggregate approximately 35.1% of the issued and outstanding shares of the Company’s common stock. See Item 11—“Security Ownership of Certain Beneficial Owners and Management.” Such stockholders may have sufficient voting power to control the outcome of matters (including the election of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) submitted to the stockholders for approval and may be deemed to have effective control over the affairs and management of the Company. This controlling interest in the Company may also have the effect of making certain transactions more difficult or impossible, absent the support of such stockholders. Such transactions could include a proxy contest, mergers involving the Company, tender offers and open market purchase programs involving the Company’s common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for their shares of the Company’s common stock.

     Anti-Takeover Provisions. Certain provisions of the Company’s Bylaws and Nevada law could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of the Company. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of the Company’s Common Stock.

Item 2. DESCRIPTION OF PROPERTY

     The following table sets forth, as of September 30, 2002, certain information as to the facilities owned by the Company:

	No. of	Year	Year
Facility Location (Facility Name)	Beds	Built	Reopened(1)

Rock Island, Illinois (The Fort Armstrong)	92	1926	1990
Fort Madison, Iowa (The Kensington)	75	1954	1988
Port Huron, Michigan (The Harrington Inn)	72	1896	1990
Beatrice, Nebraska (The Kensington Paddock)	64	1934	1989
Hastings, Nebraska (The Kensington)	80	1914	1988
Dickinson, North Dakota (The Evergreen Retirement Inn)	78	1980	1990
Williston, North Dakota (The Kensington)	115	1983	1988

(1)	“Year Reopened” refers to the year in which the facility was reopened as an assisted living facility, after renovation of the historic property. The Company’s facilities at Dickinson, North Dakota and Williston, North Dakota are not historic properties.

     Each of the facilities listed in the table above is subject to a mortgage, except Port Huron, Michigan and Beatrice, Nebraska. See Item 6—"Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” As of September 30, 2002 there was an aggregate balance of $11,981,000 outstanding under the mortgages, with the amount owing on a property ranging from approximately $806,000 to $4,171,000.

     In July, 2002 the Company disposed of its interest in CountryHouse, LLC. This entity was organized in conjunction with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, to jointly develop, build and operate an Alzheimer’s facility in Cumberland, Maryland. The Company contributed land located adjacent to its Cumberland, Maryland facility upon which the Alzheimer’s facility has been built. The Westin and Pittore entities have funded or guaranteed financing of all costs to build, furnish and operate the facility. For its contribution of land, the Company received a 25% ownership interest and 25% of all net income and proceeds from the operation of the facility. The Company received $200,000 for its interest which was sold to the joint venturers.

     On August 30, 2002, the Company completed the sale of certain assets and liabilities related to the ownership and operation of its 85-bed assisted living facility located in Cumberland, MD (the “Kensington Algonquin”). Title to the Kensington Algonquin facility was transferred to Kensington Algonquin, LLC, a Nevada single member limited liability company, wholly owned by the Company in calendar year 2000 in anticipation of a financing transaction that was never consummated. Since that transfer the entity has been 100% owned by the Company. The form of the August 30, 2002 transaction was the sale of the Company’s member interest to Richard J. Westin and Jesse A. Pittore for a price of $3,300,000 less a credit for repairs of $200,000.

     As indicated above, the purchasers in these two transactions are affiliates of the Company. Both Richard J. Westin and Jesse A. Pittore are officers and directors of the Company. Their offers for these property interests of $200,000 and $3,300,000 were tested in an auction process that took place during the month of May, 2002. The auction was advertised in the national edition of the Wall Street Journal and the Baltimore Sun. These advertisements produced approximately 30 responses for additional information. Each of the respondents to the advertisements was sent additional information regarding the property and the auction process. No further interest in the property was expressed by any of these respondents. None of the respondents pursued the auction further by visiting the property or bidding on the property. The auction was held on June 5, 2002. The only bids made on the property were those by Messrs Westin and Pittore.

     On August 26, 2002 the Company signed an agreement to sell its property located in Chanute, KS for $275,000 to an unaffiliated buyer. The contract provides for a 5% commission to an unaffiliated broker and was conditional until October 15, 2002. On November 20, 2002 the sale closed by means of a $100,000 down payment and the execution of Contract for Sale of Real Estate in the amount of $175,000 bearing interest at 8% per annum all due April 23, 2003.

     On October 22,2002 the Company signed an agreement to sell its property located in Rock Island, IL for $2,500,000 to an unaffiliated buyer. The property has previously been listed with an unaffiliated broker with an agreed commission of 3%. On December 13, 2002 the buyer removed all contingencies except for financing. Conditional on the buyer obtaining financing, the proposed closing date for the sale is February 28, 2003.

     The Company is in the process of considering other sales of its property. The Company does not believe that a sale of all of the Company’s assets would be in the best interests of its stockholders as the buyer in such a sale would likely seek a “bulk sale” discount. However, the Company is actively contemplating undertaking a sale of its assets through the sales of its individual properties in separate transactions. If the Company determines that such a sale of assets is in the best interests of its stockholders, it will solicit stockholder approval for the liquidation of the Company and the sale of its assets. No final decision has been reached to sell the assets of the Company, but the Company anticipates that a final decision will be reached in the near future.

     The Company currently maintains insurance on its properties in amounts and with such coverages and deductibles that it believes are adequate and in keeping with industry practice. The Company also believes that its properties are suitable for their use as assisted living facilities.

     The Company leases its headquarters in Berkeley, California from The Waterford Company, which is owned by members of Mr. Westin’s family, for $24,000 per year and on terms and conditions that the Company’s believes are at or more favorable than prevailing market rates. See Item 12—“Certain Relationships and Related Transactions.”

Item 3. LEGAL PROCEEDINGS

     The Company was formed pursuant to the Plan of Reorganization, which was proposed by the Partnerships in January 1997 and confirmed by the bankruptcy court on September 30, 1998. See Item 1—“Business—Formation of the Company and Plan of Reorganization.”

     From time to time, the Company is party to litigation arising out in the ordinary course of business. The Company believes that no pending legal proceeding will have a material adverse effect on the Company’s business, financial condition or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this Report.

PART II

Item 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     There is currently no public trading market for the Company’s Common Stock. As of December 15, 2002, there were 3,959 stockholders of record.

     The outstanding Common Stock of the Company issued pursuant to the Plan of Reorganization is freely tradable by reason of the exemption from registration provided by section 1145 of the Bankruptcy Code.

     The Plan of Reorganization prohibits the Company from declaring any dividends on its Common Stock until certain of the notes issued pursuant to the Plan of Reorganization are paid in full or otherwise satisfied. Since the Company’s formation in April 1997, the Company has not paid any dividends on its common stock and does not anticipate doing so in the foreseeable future.

     In December 1998, the stockholders of the Company approved the adoption of the Company’s 1997 Employee Stock Incentive Plan, a stock option plan for certain employees and directors. As of September 30, 2002, options to purchase up to a total of 237,164 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers and directors of the Company. The Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 701 under the Securities Act.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to the adequacy of the Company’s capital resources, the ability to obtain new sources of capital, and the ability to service its debt obligations as they become due, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the matters discussed in “Factors That May Affect Results.” See Item 1—“Description of Business—Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Results of Operations

Overview

     Operations for the twelve months ended September 30, 2002 reflect partial year operations for one property and a full year of operations for six of the Company’s eight properties. The property in Chanute, KS closed and is held for sale. Operations for the twelve months ended September 30, 2001 reflect partial year operations for two of the Company’s properties and a full year for eight of the Company’s properties.

Twelve Months Ended September 30, 2002 Compared to the Twelve Months Ended September 30, 2001

     Property gross revenue increased from $10,520,000 for the twelve months ended September 30, 2001 to $10,597,000 for the twelve months ended September 30, 2002, reflecting generally higher rental rates. In general, higher rates reflect an increase in the kinds and quantities of services being provided to residents.

     Payments on the Company’s secured indebtedness were allowed to be deferred during a moratorium period from June, 2000 through January, 2001. To the extent amounts have been expended to make improvements to the Company’s Hastings, NE property these payments have been forgiven. During the periods ended September 30, 2002 and September 30, 2001, $89,000 and $374,000, respectively, was paid or incurred for such improvements.

     Other income decreased from $66,000 in 2001 to $8,000 in 2002.

     Property operating expenses decreased from $8,960,000 in the 2001 period to $8,575,000 in the 2002 period, reflecting higher costs of providing higher levels of services primarily driven by higher personnel costs offset by lower costs for insurance and a month less operations at the Cumberland, MD property and no costs for the Chanute, KS and Manitowoc, WI properties.

     Administrative and overhead expenses decreased from $734,000 in the 2001 period to $687,000 in the 2002 period. The decrease is reflected in lower amounts for each classification of expense in the 2002 period except for personnel and occupancy costs which increased during the period. Administrative and overhead expenses for the 2002 period consisted of $510,000 in salaries and other personnel-related costs including employee benefits, payroll taxes and travel expenses; legal and accounting expenses of $55,000; office and occupancy costs of $35,000; and other administrative costs of $87,000. Administrative and overhead expenses for the 2001 period consisted of $475,000 in salaries and other personnel-related costs including employee benefits, payroll taxes and travel expenses; legal and accounting expenses of $65,000; office and occupancy costs of $28,000; and other administrative costs of $166,000. Within other administrative costs are $58,000 of expenses paid and capitalized during the 2000 period for reports and appraisals required to refinance debt which were expensed in 2001 when financing was not obtained.

     Stock option compensation increased from $210,000 during the 2001 period to $215,000 during the 2002 period, reflecting fewer options being ceded in the 2002 period.

     Income tax expense decreased from $445,000 for the 2001 period to $4,000 in 2002, due primarily to the adjustment of deferred taxes in the earlier period.

     Interest expense increased from $1,002,000 in the 2001 period to $1,025,000 in the 2002 period, primarily due to interest attributable to a note secured by the Company’s Cumberland, MD facility.

Liquidity and Capital Resources

     Cash and cash equivalents increased from $188,000 at September 30, 2001 to $519,000 at September 30, 2002. Net cash provided by operations was $313,000 in the 2002 period compared to net cash provided by operations of $379,000 in the 2001 period. This change was primarily due to greater deferrals of interest payments in the 2001 period.

     Net cash provided by investing activities in the 2002 period was $2,507,000 consisting of sales proceeds of $200,000 from the sale of the Company’s interest in the joint venture , sales proceeds of $2,543,000 from the sale of the facility in Cumberland, MD and the recovery of $90,000 in advances to the joint venture. Offsetting these were additions to property and equipment of $326,000 at the Company’s facilities. Net cash used by investing activities was $673,000 in 2001, reflecting additions to property and equipment at the Company’s facilities

     Net cash used in financing activities in the 2002 period was $2,489,000 consisting primarily of regular and special principal payments of $2,485,000 on secured notes payable and tax notes. Net cash provided by financing activities in the 2001 period was $127,000 consisting of new notes payable proceeds of $550,000 offset by principal payments on Superfirst notes payable of $366,000, principal payments on tax notes of $50,000 and principal payments on lease obligations of $7,000.

     Notes payable (in thousands) consist of the following at September 30, 2002:

Notes secured by real estate:
Regular mortgage notes	$7,810
Rock Island mortgage note	4,171

Total secured notes	$11,981
Tax notes	91

Total notes payable	$12,072

     As of September 30, 2002 there are four regular mortgage notes, dated September 30, 1998, that bear interest at 8% per annum. Interest on each of the notes is payable monthly at a rate of 6% per annum. Accrued and unpaid interest resulting from this deferral provision increased by $231,926 and $278,309 respectively, during the years ended September 30, 2002 and 2001. As of September 30, 2002, the total amount of accrued and unpaid interest on these notes is $908,680. The notes were originally due on September 30, 2001 but were extended to

September 30, 2002 and additionally extended to September 30, 2003 after significant principal reductions. They may be extended for an additional period of one year upon payment of $222,000 before September 30, 2003. On a quarterly basis, any portion of the 8% interest which is unpaid and 75% of any computed net cash flow from the properties securing the notes is payable. To the extent that this calculation results in a payment of principal, that sum is to be retained by the lender as a reserve for capital improvements. No amounts were computed to be payable under this provision during the years ended September 30, 2002 and 2001. These notes are secured by first mortgage liens on properties in Dickinson, ND, Williston, ND, Fort Madison, IA and Hastings, NE.

     The Rock Island mortgage note, dated September 30, 1998, bears interest as follows: from October 1, 1998 through September 30, 1999, the lesser of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 1999 through September 30, 2000, the greater of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 2000 until maturity, the greater of 4% per annum on the unpaid principal balance or computed cash flow from the Rock Island property. For the year ended September 30, 200 interest payable $165,240 was computed and $171,525 was paid. For the year ended September 30, 2001, interest payable of $110,160 was computed and $62,565 was paid. The note is secured by a first mortgage lien on the property located in Rock Island, IL and was due on September 30, 2001 but was extended to September 30, 2003.

     By agreement with the holder of the regular mortgage notes and the Rock Island mortgage note, minimum interest payments required to be paid from June, 2000 through January, 2001 have been deferred to provide funds to perform substantial modifications to the property located in Hastings, NE. These modifications are required by local licensing authorities in order to continue the operation of the property as an assisted living facility. Accrued and unpaid interest pursuant to this arrangement amounted to $467,870 by January, 2001. For the years ended September 30, 2002 and 2001, respectively, $89,162 and $374,049 were incurred for the modifications required on the Hastings, NE property leaving a remaining balance of $4,659 deferred.

     The tax notes bear interest at 8% per annum. Payments of interest and principal are due semi-annually each January and July in the amount of $5,886 through January, 2004 and each February and August in the amount of $26,638 through February,2004.

     Future maturities of notes payable (in thousands) at September 30, 2002 are as follows:

Years ending September 30:
2003	12,042
2004	30

$12,072

     Virtually all of the Company’s long-term debt will come due next year, subject to an extension of an additional year upon the repayment of substantial amounts of principal. In addition, the loans provide for substantial discounts for early repayment. As a result of the Company’s economic difficulty, we have been actively pursuing strategic transactions in order to satisfy the needs of our creditors and to maximize stockholder value. Unfortunately, we have met with little success in these endeavors. Accordingly, we believe it is in the best interests of our stockholders to sell substantially all of the Company’s assets, dissolve the corporation and distribute any available proceeds to the Company’s stockholders. Management believes that in order to obtain the largest possible discount on the secured indebtedness, we must offer the note holder payment well before the final due date for these notes, which is September 30, 2004 if all of the possible extensions are exercised. The Company has engaged in preliminary discussions with the holder of the secured obligations and believes that an agreement may be reached to reduce the existing debt from over $12 million to approximately $6 million, representing a discount of approximately 50% from the total otherwise due. The board of directors believes that if the Company is unable to negotiate this discount, there will be no proceeds available for distribution to our stockholders. Subject to stockholder approval, we intend to liquidate and distribute to our stockholders available proceeds from the sale of the assets. We believe that we will be able to generate enough cash through these sales to pay creditors, and subject to our ability to obtain a discount on the repayment of our secured indebtedness, that the sale of such assets would be sufficient to effect a distribution of proceeds to all of our stockholders.

Impact of Inflation

     Management believes that the Company’s operations have not been materially adversely affected by inflation. The Company expects that it will be able to offset the effects of inflation on salaries and other operating expenses by increases in rental rates, subject to applicable restrictions in North Dakota, where the Company receives subsidies.

Item 7. FINANCIAL STATEMENTS

AGEMARK CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	20

FINANCIAL STATEMENTS
Balance sheet as of September 30, 2002	21
Statements of operations for the years ended September 30, 2002 and 2001	22
Statements of stockholders’ equity for the years ended September 30, 2002 and 2001	23
Statements of cash flows for the years ended September 30, 2002 and 2001	24
Notes to financial statements	25–38

SCHEDULE XI
Real estate and accumulated depreciation	39

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Agemark Corporation

We have audited the accompanying balance sheet of Agemark Corporation (a Nevada corporation) as of September 30, 2002, and the related statements of operations, stockholders’ equity, and cash flows for the years ended September 30, 2002 and 2001. We have also audited the financial statement Schedule XI. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Agemark Corporation as of September 30, 2002, and the results of its operations and its cash flows for the years ended September 30, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement Schedule XI, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

TIMPSON GARCIA, LLP

Oakland, California
December 19, 2002

AGEMARK CORPORATION

BALANCE SHEET

September 30, 2002

(In thousands except share data)

A S S E T S
Cash and cash equivalents	$519
Property and equipment, net	15,159
Property held for sale	255
Other assets	482

Total assets	$16,415

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$1,918
Notes payable	12,072
Vehicle loans	29
Capitalized lease obligations	64

Total liabilities	$14,083

STOCKHOLDERS’ EQUITY
Common stock, stated value $.001, 20,000,000 shares authorized, 1,109,481 shares issued and outstanding	$1
Additional paid in capital	7,152
Unearned compensation	(171)
Stock notes receivable	(204)
Accumulated (deficit)	(4,446)

Total stockholders’ equity	$2,332

Total liabilities and stockholders’ equity	$16,415

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF OPERATIONS

Years Ended September 30, 2002 and 2001

(In thousands except share data)

	2002	2001

Revenue
Property gross revenue	$10,597	$10,520
Interest forgiven	89	374
Other income	8	66

Total revenue	$10,694	$10,960

Expenses
Property operating expenses	$8,575	$8,960
Administrative and overhead expenses	687	734
Stock option compensation	215	210
Interest expense	1,025	1,002
Depreciation	597	615

Total expenses	$11,099	$11,521

	$(405)	$(561)
Gain on sale of joint venture interest	98	—
Loss on disposition of property	(607)	(626)
Loss from write down of long lived assets	(25)	(642)
Equity in net income of joint venture	18	13

(Loss) before income taxes	$(921)	$(1,816)
Income tax expense	4	445

Net (loss)	$(925)	$(2,261)

Basic and fully diluted (loss) per common share	$(0.92)	$(2.26)

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2002 and 2001

(In thousands)

		Additional	Unearned	Stock	Accum-
	Common	Paid-In	Compen-	Notes	ulated
	Stock	Capital	sation	Receivable	(Deficit)	Total

Balance, September 30, 2000	$1	$6,352			$(1,260)	$5,093
Stock option compensation		210				210
Net (loss)					(2,261)	(2,261)

Balance, September 30, 2001	$1	$6,562			$(3,521)	$3,042
Stock option compensation		172	$43			215
Stock option exercise		418	(214)	$(204)		0
Net (loss)					(925)	(925)

Balance, September 30, 2002	$1	$7,152	$(171)	$(204)	$(4,446)	$2,332

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF CASH FLOWS

Years Ended September 30, 2002 and 2001

(In thousands)

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(925)	$(2,261)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	597	615
Deferred income taxes	—	445
Prepetition liabilities settled or compromised	—	(17)
Moratorium interest forgiven	(89)	(374)
(Gain) on sale of joint venture interest	(98)	—
Loss on disposition of property	607	626
Loss from write down of long-lived assets	25	642
Stock option compensation	215	210
Loan costs expensed	2	58
Undistributed income from joint venture	(18)	(13)
Change in assets and liabilities:
(Increase) in other assets	(7)	(78)
Increase in accounts payable and accrued liabilities	4	526

Net cash provided by operating activities	$313	$379

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	$(326)	$(675)
Sales proceeds joint venture interest	200	—
Sales proceeds Cumberland facility	2,543	—
Distributions from joint venture	90	2

Net cash provided by (used in) investing activities	$2,507	$(673)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	$—	$550
Proceeds from vehicle loans	32	—
Principal payments on notes payable and vehicle loans	(2,485)	(416)
Principal payments on capital lease obligations	(36)	(7)

Net cash provided by (used in) financing activities	$(2,489)	$127

Net increase (decrease) in cash and cash equivalents	$331	$(167)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	188	355

Cash and cash equivalents, end of year	$519	$188

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest	$826	$552
Taxes	$4	$—
Noncash investing and financing activities:
Property and equipment acquired by capital lease obligation	$61	$46
Note payable cancelled on sale of facility	$550,000	$—

See accompanying notes to financial statements.

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

Organization:

Agemark Corporation (the “Company”) was organized in April, 1997 pursuant to an order of the U.S. Bankruptcy Court dated April 27, 1997 (the “Order”) to receive the assets of and continue the businesses of four reorganized, publicly registered limited partnerships and two privately held limited partnerships (the “Partnerships”). The Order confirmed the Second Amended Joint Plan of Reorganization (the “Plan”) of the Partnerships filed in January, 1997 and amended in April, 1997. The first of the property transfers to the Company pursuant to the Plan was accomplished in January, 1998 and the final transfer took place in July, 1998. A total of 1,000,000 shares of stock were issued to the Partnerships for these properties as of September 30, 1998 and immediately distributed to their partners.

The property locations and their transfer dates were as follows:

Williston, ND	January, 1998
Beatrice, NE	April, 1998
Chanute, KS	April, 1998
Cumberland, MD	April, 1998
Manitowoc, WI	April, 1998
Port Huron, MI	April, 1998
Fort Madison, IA	July, 1998
Hastings, NE	July, 1998
Dickinson, ND	July, 1998
Rock Island, IL	July, 1998

All of the above properties transferred and retained by the Company are renovated hotels that have been designated as “Certified Historic Structures,” except for the two facilities in North Dakota, which are modern buildings. All of the locations are operated as senior residential and assisted living facilities, except for the Manitowoc, WI property. These facilities provide an apartment style residence, three meals per day, housekeeping, transportation, activities and 24-hour non-medical assistance to elderly residents for a monthly fee. Revenues are received directly from residents, their family, or another responsible party. Services are generally not covered by government or private insurance programs, except in North Dakota, where the State government provides limited subsidies. Resident fee revenue is recognized when services are rendered.

(Continued)

NOTES TO FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies (Continued)

Organization: (Continued)

The property located in Manitowoc, WI was operated as an apartment complex. Those units were generally rented on a month-to-month basis.

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

Investment in Joint Venture:

The Company has adopted the equity method of accounting for 20% or more owned investee companies. Under this method, the Company’s equity in the earnings or losses of these companies is reflected in the Company’s earnings.

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

Note 2. Cash and Cash Equivalents

At September 30, 2002, cash and cash equivalents included approximately $306,000 invested in Vanguard Federal Money Market Fund. Vanguard Federal Money Market Fund invests in United States Treasury obligations, securities issued or guaranteed by agencies of the U.S. Government, and repurchase agreements collateralized by these obligations and securities.

(Continued)

NOTES TO FINANCIAL STATEMENTS

Note 3. Property and Equipment

        Property and equipment (in thousands) consists of the following at September 30, 2002:

	Plan
	Values	Cost	Total

Land	$556	$—	$556
Buildings	13,599	999	14,598
Personal property	1,804	323	2,127

	$15,959	$1,322	$17,281

Less accumulated depreciation			2,122

			$15,159

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

	Trans-		Accum.	Net Book	Write
Property	ferred	Historical	Depr.	Value	Up	Plan
Location	From	Value	12/31/97	12/31/97	(Down)	Values

Beatrice, NE	HHS I	$2,742	$888	$1,854	$(618)	$1,236
Hastings, NE	HHS I	3,211	1,120	2,091	198	2,289
Rock Island, IL	HHS II	4,345	1,212	3,133	(735)	2,398
Fort Madison, IA	HHS III	3,460	781	2,679	(464)	2,215
Port Huron, IL	PIF I	1,090	0	1,090	86	1,176
Dickinson, ND	Private	1,380	380	1,000	1,273	2,273
Williston, ND	Private	1,932	538	1,394	2,978	4,372

		$18,160	$4,919	$13,241	$2,718	$15,959

(Continued)

NOTES TO FINANCIAL STATEMENTS

Note 3. Property and Equipment (Continued)

In connection with the transfers of the facilities, the Company also assumed various notes payable. The following is a summary (in thousands) of the notes payable assumed by the Company:

Carrying value of notes (including accrued interest) by the Partnerships	$24,186
Less forgiveness of debt recognized by the Partnerships	8,595

Notes payable assumed by the Company	$15,591

Note 4. Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities (in thousands) consist of the following at September 30, 2002:

Current and continuing operating liabilities	$964
Accrued interest on notes payable	954

$1,918

Note 5. Notes Payable

Notes payable (in thousands) consist of the following at September 30, 2002:

Notes secured by real estate:
Regular mortgage notes	$7,810
Rock Island mortgage note	4,171

Total secured notes	$11,981
Tax notes	91

Total notes payable	$12,072

There are four regular mortgage notes, dated September 30, 1998, that bear interest at 8% per annum. Interest on each of the notes is payable monthly at a rate of 6% per annum. Accrued and unpaid interest resulting from this deferral provision increased by $231,926 and $278,309 respectively, during the years ended September 30, 2002 and 2001. As of September 30, 2002, the total

(Continued)

NOTES TO FINANCIAL STATEMENTS

Note 5. Notes Payable (Continued)

amount of accrued and unpaid interest on these notes is $906,818. The notes were originally due on September 30, 2001 but were extended to September 30, 2002 and additionally extended to September 30, 2003. They may be extended for additional period of one year upon payment of $222,000 before September 30, 2003. On a quarterly basis, any portion of the 8% interest which is unpaid and 75% of any computed net cash flow from the properties securing the notes is payable. To the extent that this calculation results in a payment of principal, that sum is to be retained by the lender as a reserve for capital improvements. No amounts were computed to be payable under this provision during the years ended September 30, 2002 and 2001. These notes are secured by first mortgage liens on properties in Dickinson, ND, Williston, ND, Fort Madison, IA and Hastings, NE.

The Rock Island mortgage note, dated September 30, 1998, bears interest as follows: from October 1, 1998 through September 30, 1999, the lesser of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 1999 through September 30, 2000, the greater of 3% per annum on the unpaid principal balance or computed cash flow from the Rock Island property; from October 1, 2000 until maturity, the greater of 4% per annum on the unpaid principal balance or computed cash flow from the Rock Island property. For the year ended September 30, 2002 interest payable $165,240 was computed and $171,525 was paid. For the year ended September 30, 2001, interest payable of $110,160 was computed and $62,565 was paid. As of September 30, 2002, the total amount of accrued and unpaid interest on this note is $41,310. The note is secured by a first mortgage lien on the property located in Rock Island, IL and was due on September 30, 2001 but was extended to September 30, 2003.

By agreement with the holder of the regular mortgage notes and the Rock Island mortgage note, minimum interest payments required to be paid from June, 2000 through January, 2001 have been deferred to provide funds to perform substantial modifications to the property located in Hastings, NE. These modifications are required by local licensing authorities in order to continue the operation of the property as an assisted living facility. Accrued and unpaid interest pursuant to this arrangement amounted to $467,870 by January, 2001. For the years ended September 30, 2002 and 2001, respectively, $89,162 and $374,049 were incurred for the modifications required on the Hastings, NE property leaving a remaining balance of $4,659 deferred.

The tax notes bear interest at 8% per annum. Payments of interest and principal are due semi-annually each January and July in the amount of $5,886 through January, 2004 and each February and August in the amount of $26,638 through February, 2004.

(Continued)

NOTES TO FINANCIAL STATEMENTS

Note 5. Notes Payable (Continued)

Future maturities of notes payable (in thousands) at September 30, 2002 are as follows:

Years ending September 30:
2003	12,042
2004	30

$12,072

Note 6. Vehicle Loans

During 2002, the Company financed the purchase of two automobiles at two of its facilities. The loans are secured by the automobiles, bear interest at 6.75% and 3.9%, and require monthly payments of principal and interest of $392 through January 2005 and $392 through July 2007.

Future maturities of vehicle loans (in thousands) at September 30, 2002 are as follows:

Years ending September 30:
2003	$8
2004	8
2005	6
2006	4
2007	3

$29

(Continued)

NOTES TO FINANCIAL STATEMENTS

Note 7. Lease Obligations

The Company leases an emergency generator and an alarm system at its Hastings, NE facility under capital leases expiring in April 2003 and September 2004, respectively. The cost of the emergency generator has been capitalized at $46,353 and the alarm system at $61,051 and included in property and equipment.

The Company currently also leases a total of three buses at three of its facilities under operating leases expiring in July 2003. Annual rent expense under these operating leases amounted to $58,533 in 2002 and $59,461 in 2001.

The following is a schedule by year of future minimum lease payments under capital and operating leases, together with the present value of the net minimum lease payments as of September 30, 2002 (in thousands):

	Capital	Operating	Total

Years ending September 30:
2003	$46	$37	$83
2004	25	—	25

	$71	$37	$108

Less amount representing interest	(7)

Total obligations under capital leases	$64

Note 8. Transactions With Affiliates

The Company contracts with Opus X, Inc. (“OPUS”) for the management of its owned and operated properties. OPUS is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Prior to June 1, 2001 these management services were provided by Evergreen Management, Inc. (“EMI”), also an affiliate of Westin and Pittore. Compensation for these management services is 4.5 % of gross income paid monthly prior to October 1, 2001 and 3.75% thereafter. Management fees of $397,404 and $473,400 for the years ended September 30, 2002 and 2001, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI and OPUS. At September 30, 2002, accounts payable includes $28,403 owed by the Company to OPUS.

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

(Continued)

NOTES TO FINANCIAL STATEMENTS

Note 8. Transactions With Affiliates (Continued)

For the years ended September 30, 2002 and 2001, administrative expenses include rent for the Company’s headquarters in the amount of $24,000 paid pursuant to the above lease between the Company and the Waterford Company.

During 1999, the Company entered into a joint venture agreement with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company (see Note 9).

During 2002, entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, purchased the Company’s interests in the joint venture discussed above and in Note 9 and the Cumberland, MD facility (see Note 10).

Note 9. Investment in Joint Venture

During 1999, the Company entered into an agreement with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, to jointly develop, build and operate an Alzheimer’s facility in Cumberland, MD. The agreement provided, in part, for the Company to contribute land located adjacent to its Cumberland, MD facility upon which the Alzheimer’s facility was built. The Westin and Pittore entities funded all of the costs to build, furnish and operate the facility. For its contribution of land, the Company received a 25% ownership interest and 25% of all net income and proceeds from the operation of the facility. This facility began operations in August, 2000.

The following information (in thousands) summarizes the activity of the joint venture since its inception:

Land contributed to joint venture	$130
Distributions net of advances	(40)
Company’s share of net income	12

Investment in joint venture	$102

On July 1, 2002, the Company sold its interest in the joint venture to the Westin and Pittore entities for $200,000 in cash for a gain of $98,000.

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

(Continued)

NOTES TO FINANCIAL STATEMENTS

Note 10. Loss on Disposition of Property (Continued)

On August 31, 2002, the Company sold its facility located in Cumberland, MD to entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, as follows:

Sales price	$3,300,000
Credit for repairs	(200,000)
Related party note cancelled	(550,000)
Costs of sale	(7,000)

Net proceeds from sale	$2,543,000
Book value of assets sold, net of related party note	3,150,000

Loss on disposition of facility	$(607,000)

Note 11. Loss from Write-down of Long-lived Assets

In May 2001, the Company closed its facility located in Chanute, KS and offered the property for sale. In November 2001, the Company signed a contract to sell the property for $300,000, less estimated commissions and closing costs of $20,000. The write down of the net book value of the real and personal property of $922,000 to the net sales price of $280,000 resulted in the recognition of a loss of $642,000. This contract was never finalized.

On August 26, 2003, the Company signed an agreement to sell its property located in Chanute, KS for $275,000 to an unaffiliated buyer. The contract provides for a 5% commission to an unaffiliated broker and was conditional until October 15, 2002. On the basis of this contract, the carrying value of the property was further written down by $25,000.

Note 12. Income Taxes

Income taxes consist of deferred federal income taxes of $445,000 for the year ended September 30, 2001 and current state franchise taxes of approximately $13,000 for the year ended September 30, 2000. The following is a reconciliation (in thousands) of the federal statutory income tax amount on income to the provision for income tax expense:

(Continued)

NOTES TO FINANCIAL STATEMENTS

Note 12. Income Taxes(Continued)

	2001	2000

Federal statutory income tax (benefit) at 34%	$(1,700)	$(476)
State franchise taxes	—	13
Valuation allowance increase during the period	2,145	476

Income tax expense	$445	$13

A summary (in thousands) of the deferred tax assets and liabilities at September 30, 2001 follows:

Deferred tax assets:
Net operating loss carryforward	$2,519
Accrued compensated absences	20
Stock option compensation	240

$2,779
Deferred tax liabilities:
Depreciation and property and equipment	730

Net deferred tax assets	$2,049

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

At September 30, 2001, the Company has federal net operating loss carryforwards of approximately $7,410,000 that will expire as follows:

Amount expiring in 2018	$410,000
Amount expiring in 2019	600,000
Amount expiring in 2020	1,400,000
Amount expiring in 2021	5,000,000

Note 13. 401(k) Savings Plan

The Company has adopted a Savings Plan effective July 1, 1998 (the “401(k) Plan”) that is intended to qualify under Section 401(k) of the Internal Revenue Code. After completing twelve months of service, employees that are at least twenty-one years of age are eligible to participate in the 401(k) Plan by contributing up to 15% of their gross income to the 401(k) Plan subject to Internal Revenue Service restrictions. The Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors, but such contributions are not required. For the years ended September 30, 2002 and 2001, no contributions to the 401(k) Plan were made by the Company.

(Continued)

NOTES TO FINANCIAL STATEMENTS

Note 14. Net Loss per Common Share

In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, the Company is required to present both basic and diluted loss per common share.

For the year ended September 30, 2002 the weighted average common shares outstanding is 1,000,232. For the year ended September 30, 2001 the weighted average common shares outstanding is 1,000,000 shares for the calculation of basic loss per common share. Diluted loss per common share is computed on the basis of the weighted average number of common shares outstanding plus the effect, if any, of outstanding stock options using the “treasury stock” method. During 2002 and 2001, the impact of the stock options are anti-dilutive and, accordingly, are not included in the calculation of diluted loss per common share.

Note 15. Employee Stock Incentive Plan

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

(Continued)

NOTES TO FINANCIAL STATEMENTS

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

The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation for the years ended September 30, 2002 and 2001 under APB Opinion No. 25 was approximately $215,000 and $210,000.

If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by SFAS No. 123, stock option compensation cost in the statement of operations for the year ended September 30, 2002 would have decreased by $171,000, resulting in a net loss of $754,000 and the basic loss per common share would have been $0.75. For the year ended September 30, 2001 stock option compensation costs would have decreased by $171,000, resulting in a net loss of $2,090,000 and the basic loss per common share would have been $2.09.

(Continued)

NOTES TO FINANCIAL STATEMENTS

Note 16. Subsequent Event

On October 22, 2002, the Company signed an agreement to sell its property located in Rock Island, IL for $2,500,000 to an unaffiliated buyer. The property has previously been listed with an unaffiliated broker with an agreed commission of 3%. On December 13, 2002, the buyer removed all contingencies except for financing. Conditional on the buyer obtaining financing, the proposed closing date for the sale is February 28, 2003.

(Continued)

AGEMARK CORPORATION
SCHEDULE XI
REAL ESTATE AND ACCUMULATED DEPRECIATION
September 30, 2002

Column A	Column B	Column C		Column D	Column E

				Costs
		Initial Cost		Capitalized	Gross Amount at Which
		to Company		(Charged Off)	Carried at Close of Period
				Subsequent to
Description	Encumbrances	Land	Buildings	Acquisition	Land	Buildings	Total

Assisted Living Facility Williston, ND	$2,500	$74	$3,860	$165	$74	$4,025	$4,099
Assisted Living Facility Beatrice, NE		14	1,083	156	14	1,239	1,253
Assisted Living Facility Port Huron, MI		98	902	43	98	945	1,043
Assisted Living Facility Rock Island, IL	4,171	189	1,855	20	189	1,875	2,064
Assisted Living Facility Fort Madison, IA	2,215	52	1,915	44	52	1,959	2,011
Assisted Living Facility Hastings, NE	2,289	92	1,892	333	92	2,225	2,317
Assisted Living Facility Dickinson, ND	806	36	2,091	63	36	2,154	2,190

Totals	$11,981	$555	$16,986	$999	$555	$14,597	$15,152

[Additional columns below]

[Continued from above table, first column(s) repeated]

Column A	Column F	Column G	Column H	Column I

	Accumulated
	Depreciation and	Date of	Date
Description	Amortization	Construction	Acquired	Life

Assisted Living Facility Williston, ND	$471	1983	1/1/98	40 yr.
Assisted Living Facility Beatrice, NE	135	1934	4/1/98	40 yr.
Assisted Living Facility Port Huron, MI	102	1896	4/1/98	40 yr.
Assisted Living Facility Rock Island, IL	198	1926	7/1/98	40 yr.
Assisted Living Facility Fort Madison, IA	207	1954	7/1/98	40 yr.
Assisted Living Facility Hastings, NE	210	1914	7/1/98	40 yr.
Assisted Living Facility Dickinson, ND	225	1980	7/1/98	40 yr.

Totals	$1,548

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     As of September 30, 2002, the directors and executive officers and their respective ages of the Company are as follows:

Name	Age	Position

Richard J. Westin	61	Director, Co-Chairman of the Board, Chief Executive Officer and Secretary
Jesse A. Pittore	62	Director, Co-Chairman of the Board, President
Robert R. Herrick, M.D.	63	Director
James P. Tolley	59	Treasurer and Chief Financial Officer

     The business experience of the Company’s directors and executive officers, including each such person’s principal occupations and employment during the last five years, is summarized below.

     Richard J. Westin has been Director, Co-Chairman of the Board of Directors, Chief Executive Officer and Secretary of the Company since its incorporation in April 1997. From 1986 until 1998, Mr. Westin served as President of The Westor Financial Group, Inc., now, Opus X Inc. (“Opus”), a company specializing in financing the development of assisted living facilities across the county. Mr. Westin received his B.A. degree from the University of North Carolina at Chapel Hill and his Juris Doctor degree from the University of California’s Hastings College of the Law.

     Jesse A. Pittore has been Director, Co-Chairman of the Board of Directors, President and Chief Operating Officer of the Company since its incorporation in April 1997. From 1986 until 1998, Mr. Pittore was Chairman of the Board of Opus. Mr. Pittore holds a Bachelor of Science degree in Industrial Engineering and Business Management from the University of California, Berkeley.

     Robert R. Herrick, M.D. has been a Director of the Company since January 1998. Dr. Herrick has been in private practice in neurology in Northern California since 1971. In 1997, he served as Chief of Staff to Doctors’ Medical Center in San Pablo, California and currently serves as President of the Board of Governors of that hospital. Dr. Herrick received his bachelor’s degree from Oberlin College in Ohio and his medical degree from the University of Chicago Medical School.

     James P. Tolley has been Treasurer and Chief Financial Officer of the Company since its incorporation in April 1997. From 1988 to present, he has served as Controller of Opus.

     Mr. Tolley is a Certified Public Accountant and holds a Bachelor of Science degree from California State University, San Francisco.

     Section 16(a) Beneficial Ownership Reporting Compliance. Under the securities laws of the United States, the Company’s directors, executive officers and any persons holding more than 10% of the Company’s Common Stock are required to report their initial ownership of the Company’s Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Annual Report on Form 10-KSB those persons who failed to timely file these reports. Based on a review of the Company’s records, all of the filing requirements were satisfied for the fiscal year ended September 30, 2002.

Item 10. EXECUTIVE COMPENSATION

     Pursuant to the Plan of Reorganization, for two years after the effective date of the Plan of Reorganization, which period ended on September 30, 2000, Messrs. Westin and Pittore have agreed not to accept more than $1,000 per month in salary for their services as officers of the Company. The Plan also provides that neither of Messrs. Westin nor Pittore may receive compensation for his services as director of the Company except for stock options and other perquisites as set forth in each of their employment agreements. See “—Employment Agreements” below. Dr. Herrick, who is a nonemployee director received a payment of $25,000 for his services from June 1, 2002 to May 31, 2003 which was paid in October, 2002.

Summary Compensation Table

				Long-Term
				Compensation Awards

				Securities
		Annual Compensation		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options/SARs	Compensation(1)

Richard J. Westin	2002	$24,000	—	—	$12,000
Co-Chairman of the	2001	12,000	—	—	12,000
Board and Chief Executive Officer
Jesse A. Pittore	2002	24,000	—	—	12,000
Co-Chairman of the	2001	12,000	—	—	12,000
Board and President
Robert R. Herrick, M.D.	2002	8,332	—		—
Director	2001	—	—	1,000	—
James P. Tolley	2002	133,500		—	—
Chief Financial Officer	2001	120,000	—	—	—

(1)	Car and travel allowance of $1,000 per month.

Employment Agreements

     Each of Messrs. Pittore and Westin have entered into employment agreements with the Company dated as of September 30, 1998. The employment agreements provide that from October 1, 1998 through September 30, 2000, each shall be paid a salary at the annual rate of $12,000. Thereafter, the salary to be paid to each shall be at the discretion of the board of directors, but in no case shall such salary be less than $240,000 per year. The agreements also provide that each of Messrs. Pittore and Westin is eligible for an annual incentive bonus to be granted in the discretion of the board of directors with such bonus to be up to 100% of base salary. The agreements provide further that the Company shall grant to each of Messrs. Pittore and Westin options to purchase up to 83,333 shares of the Company’s Common Stock, pursuant to the Company’s 1997 Employee Stock Incentive Plan. Pursuant to the agreements, each of Messrs. Pittore and Westin are eligible for loans from the Company up to $720,000 subject to certain terms and conditions provided in the employment agreements.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows as of December 15, 2002 (i) the beneficial owners of more than 5% of the outstanding Common Stock of the Company and their holdings and (ii) the number of shares held by each director and each executive officer listed in the table under the section titled “Executive Compensation” below and all directors and executive officers as group, as reported by each person. Except as noted, each person has sole voting and investment power over shares indicated in the table.

	Amount and Nature of Common Stock
	Beneficially Owned

Common Stock Holder	Number of Shares		Percent of Class

Directors and Other Executive Officers
Jesse A. Pittore	194,177		17.9
Richard J. Westin	194,178		17.9
Robert Herrick, M.D.	4,131		*
James P. Tolley	28,850	(1)	2.6
Directors and Officers as a Group (4 persons)	421,336		37.9

*	Less than 1%

(1)	Includes 2,917 shares that Mr. Tolley could acquire by exercising options within 60 days of December 15, 2002.

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

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Evergreen, which is jointly owned by Messrs. Westin and Pittore, managed all of the Company’s properties under management agreements that were substantially amended pursuant to the Plan of Reorganization through the month of May, 2001. The Company and Evergreen entered into individual contracts for each of the facilities owned by the Company. Each management contract’s initial term is three years, and Evergreen has the option to extend each management contract for an additional three year term. The management fee paid pursuant to each management contract is based on a percentage of gross revenues of the property, with the contract management fee being 4.5% prior to October 1, 2001 and 3.75% thereafter. The existing contracts were assigned to Opus X, Inc., also an affiliate of Westin and Pittore on June 1, 2001. The following table sets forth the management fees earned by Evergreen and Opus for each property for the years ended September 30, 2002 and 2001.

	Management Fees

Facility Location (Facility Name)	2002	2001

Rock Island, Illinois (The Fort Armstrong)	$48,895	$60,162
Fort Madison, Iowa (The Kensington)	53,903	60,640
Chanute, Kansas (The Tioga)		14,834
Cumberland, Maryland (The Kensington Algonquin)	58,871	69,596
Port Huron, Michigan (The Harrington Inn)	37,320	54,149
Beatrice, Nebraska (The Kensington Paddock)	34,416	30,840
Hastings, Nebraska (The Kensington)	51,346	54,593
Dickinson, North Dakota (The Evergreen Retirement Inn)	56,286	60,568
Williston, North Dakota (The Kensington)	56,367	66,570
Manitowoc, Wisconsin (Hotel Manitowoc)		1,448

Total	$397,404	$473,400

     The Company leases its headquarters in Berkeley, California from The Waterford Company, which is owned by members of Mr. Westin’s family, for $24,000 per year and on terms and conditions that the Company’s believes are at or more favorable than prevailing market rates. See Item 2—“Description of Property.”

     In July, 2002 the Company disposed of its interest in CountryHouse, LLC. This entity was organized in conjunction with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, to jointly develop, build and operate an Alzheimer’s facility in Cumberland, Maryland. The Company contributed land located adjacent to its Cumberland, Maryland facility upon which the Alzheimer’s facility has been built. The Westin and Pittore entities have funded or guaranteed financing of all costs to build, furnish and operate the facility. For its contribution of land, the Company received a 25% ownership interest and 25% of all net income and proceeds from the operation of the facility. The Company received $200,000 for its interest which was sold to the joint venturers.

     On August 30, 2002, Agemark Corporation (the “Company”) completed the sale of certain assets and liabilities related to the ownership and operation of its 85-bed assisted living facility located in Cumberland, MD (the “Kensington Algonquin”). Title to the Kensington Algonquin facility was transferred to Kensington Algonquin, LLC, a Nevada single member limited liability company, wholly owned by the Company in calendar year 2000 in anticipation of a financing transaction that was never consummated. Since that transfer the entity has been 100% owned by the Company. The form of the August 30, 2002 transaction was the sale of the Company’s member interest to Richard J. Westin and Jesse A. Pittore for a price of $3,300,000 less a credit for repairs of $200,000.

     As indicated above, the purchasers in these two transactions are affiliates of the Company. Both Richard J. Westin and Jesse A. Pittore are officers and directors of the Company. Their offers for these property interests of $200,000 and $3,300,000 were tested in an auction process that took place during the month of May, 2002. The auction was advertised in the national edition of the Wall Street Journal and the Baltimore Sun. These advertisements produced approximately 30 responses for additional information. Each of the respondents to the advertisements was sent additional information regarding the property and the auction process.

No further interest in the property was expressed by any of these respondents. None of the respondents pursued the auction further by visiting the property or bidding on the property. The auction was held on June 5, 2002. The only bids made on the property were those by Messrs Westin and Pittore.

Item 13. FINANCIAL STATEMENTS AND EXHIBITS

(a)	Exhibit List.

Exhibit	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

10.1*	Order Confirming Debtors’ Second Amended Joint Plan of Reorganization dated April 29, 1997

10.2*	Amended Modification of Debtors’ Second Amended Joint Plan of Reorganization dated April 24, 1997

10.3*	Debtors’ Second Amended Joint Plan of Reorganization dated January 15, 1997

10.4*	Employment Agreement between the Company and Jesse A. Pittore

10.5*	Employment Agreement between the Company and Richard J. Westin

10.6*	1997 Employee Stock Incentive Plan

10.7*	Form of management contract between Evergreen Management, Inc. and the Company

10.8**	Lease Agreement between The Waterford Company and Westor Financial Group, Inc.

10.9***	Purchase Agreement dated May 1, 2002 by and between Jesse A. Pittore, Richard Westin and Agemark Corporation

24	Power of Attorney (see page 44)

*	Incorporated by reference to the registrant’s Form 10-SB filed on January 29, 1999.

**	Incorporated by reference to Amendment No. 1 to Form 10-SB filed on September 17, 1999.

***	Incorporated by reference to Report on Form 8-K filed on September 13, 2002

(b)	Reports on Form 8-K.: September 13, 2002 Reporting the Sale of Cumberland, MD Property Interests

Item 14. CONTROLS AND PROCEDURES

     (a)  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

     (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 27, 2002

AGEMARK CORPORATION

By	/s/ Richard J. Westin	By	/s/ James P. Tolley

	Richard J. Westin		James P. Tolley
	Chief Executive Officer		Chief Financial Officer

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

Signature	Title	Date

/s/ Richard J. Westin	Chief Executive Officer and Director (Principal Executive Officer)	December 27, 2002
Richard J. Westin

/s/ James P. Tolley James P. Tolley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 27, 2002

/s/ Jesse A. Pittore	President and Director	December 27, 2002
Jesse A. Pittore

	Director	December , 2002
Robert R. Herrick, M.D.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

No such annual report or proxy material has been sent to security holders.

CERTIFICATIONS

Certification of Chief Executive Officer

     I, Richard J. Westin, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Agemark Corporation;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 27, 2002	/s/ Richard J. Westin

Richard J. Westin
Chief Executive Officer

Certification of Chief Financial Officer

     I, James Tolley, certify that:

     1.     I have reviewed this annual report on Form 10-KSB of Agemark Corporation;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

          (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could aversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether there are significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 27, 2002	/s/ James Tolley

James Tolley
Chief Financial Officer

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

No such annual report or proxy material has been sent to security holders.

EXHIBIT INDEX TO
ANNUAL REPORT ON FORM 10-KSB
FOR AGEMARK CORPORATION

Exhibit	Description

3.1*	Articles of Incorporation

3.2*	By-Laws

10.1*	Order Confirming Debtors’ Second Amended Joint Plan of Reorganization dated April 29, 1997

10.2*	Amended Modification of Debtors’ Second Amended Joint Plan of Reorganization dated April 24, 1997

10.3*	Debtors’ Second Amended Joint Plan of Reorganization dated January 15, 1997

10.4*	Employment Agreement between the Company and Jesse A. Pittore

10.5*	Employment Agreement between the Company and Richard J. Westin

10.6*	1997 Employee Stock Incentive Plan

10.7*	Form of management contract between Evergreen Management, Inc. and the Company

10.8**	Lease Agreement between The Waterford Company and Westor Financial Group, Inc.

10.9***	Purchase Agreement dated May 1, 2002 by and between Jesse A. Pittore, Richard Westin and Agemark Corporation

24	Power of Attorney (see page 48)

*	Incorporated by reference to the registrant’s Form 10-SB filed on January 29, 1999.

**	Incorporated by reference to Amendment No. 1 to Form 10-SB filed on September 17, 1999

***	Incorporated by reference to Report on Form 8-K filed on September 13, 2002