Form 10QSB
period 2002-12-31
AGEMARK CORP
filed 2003-02-14
CIK 1077641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2002

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 000-25313

AGEMARK CORPORATION

(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	94-32701689 (I.R.S. Employer Identification No.)

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on December 16, 2002, was 1,109,481.

     Transitional Small Business Disclosure Format (check one): Yes    No  X

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	2
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
ITEM 3.	Controls and Procedures	10
PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	11
SIGNATURES		12
EXHIBIT INDEX		13

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEMARK CORPORATION

BALANCE SHEET

December 31, 2002

(In thousands except share data)

ASSETS
Cash and cash equivalents	$380
Note receivable	170
Property and equipment, net	15,107
Other assets	544

Total assets	$16,201

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$1,968
Vehicle loans	29
Capitalized lease obligations	64
Notes payable	12,072

Total liabilities	$14,133

STOCKHOLDERS’ EQUITY
Common stock, stated value $.001, 20,000,000 shares authorized 1,109,481 shares issued and outstanding	$1
Additional paid in capital	7,163
Unearned compensation	(128)
Stock notes receivable	(204)
Accumulated deficit	(4,764)

Total stockholders’ equity	$2,068

Total liabilities and stockholders’ equity	$16,201

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF OPERATIONS

Three Months Ended December 31, 2002 and 2001

(In thousands except share data)

	2002	2001

Revenue
Property gross revenue	$2,264	$2,657
Other income	2	2

Total revenue	$2,266	$2,687

Expenses
Property operating expenses	$2,014	$2,157
Administrative and overhead expenses	202	164
Stock option compensation	54	53
Interest expense	193	255
Depreciation	127	152

Total expenses	$2,590	$2,781

	$(324)	$(122)
Gain on disposition of property	6
Equity in net (loss) of joint venture		(10)

Net (loss)	$(318)	$(132)

Loss per common share	$(0.29)	$(0.14)

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

Three Months Ended December 31, 2002

(In thousands)

	Common	Additional Paid-In	Unearned	Stock Notes	Accumulated
	Stock	Capital	Compensation	Receivable	(Deficit)	Total

Balance, September 30, 2002	$1	$7,152	$(171)	$(204)	$(4,446)	$2,332
Stock option compensation		11	43			54
Net (loss)					(318)	(318)

Balance, December 31, 2002	$1	$7,163	$(128)	$(204)	$(4,764)	$2,068

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF CASH FLOWS

Three Months Ended December 31, 2002 and 2001

(In thousands)

	2002		2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		$(318)	$(132)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation		127	152
Stock option compensation		54	53
Gain on disposition of property		(6)
Undistributed loss from joint venture			10
Change in assets and liabilities:
(Increase) decrease in other assets		(64)	98
Increase (decrease) in accounts payable and accrued liabilities		50	(122)

Net cash provided by (used in) operating activities		$(157)	$59

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property		93	7
Additions to property and equipment		$(75)	$(64)

Net cash (used in) investing activities		$18	$(57)

Net (decrease) increase in cash and cash equivalents		$(139)	$2
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		519	188

Cash and cash equivalents, end of period		$380	$190

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest		$109-	$207-

Taxes	$	- 0-	$-0-

Non cash items from Investing and Financing Activities:
Notes received from sale of property		$170	$-0-

     See accompanying notes to financial statements.

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s annual report on Form 10-KSB for the year ended September 30, 2002. The Company follows the same accounting policies in preparation of interim reports.

Note 2.	Transactions With Affiliates

The Company has contracted with Opus X, Inc.(“Opus”) for the management of its properties. Opus is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 3.75% of gross income. For the three months ended December 31, 2002 and December 31, 2001, respectively, management fees of $84,880 and $100,015 are included in the property operating expenses on the statement of operations for services provided by Opus. At December 31, 2002, accounts payable includes $28,540 owed by the Company to Opus.

For the three months ended December 31, 2002 and 2001, the Company paid rent for the Company’s headquarters in Berkeley, CA in the amount of $6,000 pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin’s family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

Note 3.	Gain on Disposition of Property and Note Receivable

In November, 2002, the Company sold its property located in Chanute, KS. The net sales price of $261,000 was paid partially in the form of a note in the amount of $170,000 which bears interest at 8% per annum and is due on April 23, 2003.

Note 4.	Subsequent Event

On January 27, 2003, Agemark filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission relating to the proposed sale of the Company’s assets and the liquidation and dissolution of the Company. The Board of Directors has determined that such a sale of assets and liquidation and dissolution of the Company is in the best interests of the Company’s stockholders. After the definitive proxy statement is filed with the Securities and Exchange Commission, the Company intends to solicit stockholder approval of the sale of the Company’s assets and the liquidation and dissolution of the Company.

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation for the three months ended December 31, 2002 and 2001 under APB Opinion No. 25 was approximately $54,000 and $53,000.

If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by SFAS No. 123, stock option compensation cost in the statement of operations for the three months ended December 31, 2002 would have decreased by $43,000, resulting in a net loss of $275,000 and the basic loss per common share would have been $0.25. For the year ended December 31, 2001 stock option compensation costs would have decreased by $43,000, resulting in a net loss of $89,000 and the basic loss per common share would have been $.89

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Three Months Ended December 31, 2002 Compared to the Three Months Ended December 31, 2001

     Property gross revenue decreased from $2,657,000 in the three months ended December 31, 2001 to $2,264,000 in the three months ended December 31, 2002, reflecting the sale of the property located in Cumberland, MD on August 30, 2002. Property operating expenses decreased in the 2002 period to $2,014.000 from $2,157,000 in the 2001 period. This decrease was attributable primarily to costs associated with sold facilities offset by higher personnel and maintenance costs. Administrative expenses increased from $164,000 in 2001 to $202,000 in 2002 primarily due to higher legal and personnel costs. Stock option compensation increased from $53,000 in 2001 to $54,000 in 2002. Interest expense was $193,000 for the three months ended December 31, 2002 compared to $255,000 for the three months ended December 31, 2001, reflecting the substantial principal reductions made at the end of the last fiscal year. Depreciation expense was $127,000 in 2002 compared to $157,000 in the same period in 2001 reflecting the sale of the Company’s Cumberland, MD property.

     The gain on disposition of property reflects the sale of the Company’s Chanute, KS property. This property was classified as held for sale.

     The equity in net loss of joint venture in the amount of $10,000 reflects the Company’s 25% share of operations after depreciation at the joint venture Alzheimer’s facility in Cumberland, MD. This joint venture interest was sold July 1, 2002.

Liquidity and Capital Resources

     Net cash used by operations during the three months ended December 31, 2002 was $157,000. The largest use of funds was those used to increase other assets.

     The Company’s investing activities for the three months ended December 31, 2002 provided $18,000. The sale of the Chanute, KS property provided $93,000 and $75,000 was invested in improvements to the Company’s properties.

     Cash and cash equivalents at December 31, 2002 totaled $380,000, down $139,000 from September 30, 2002. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, payment of interest and maintenance of working capital.

     Secured indebtedness of $11,981,000 will become due and payable on September 30, 2003. Originally due September 30, 2002, the debts were extended for one year by substantial reductions on or before September 30, 2002. Management believes that, after years of pursuing refinance sources without success due to the taint of the Bankruptcy filings which resulted in the formation of the Company, the best source of funds to repay and extend its secured indebtedness is the sale of assets. On January 27, 2003, Agemark filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission relating to the proposed sale of the Company’s assets and the liquidation and dissolution of the Company. The Board of Directors has determined that such a sale of assets and liquidation and dissolution of the Company is in the best interests of the Company’s stockholders. After the definitive proxy statement is filed with the Securities and Exchange Commission, the Company intends to solicit stockholder approval of the sale of the Company’s assets and the liquidation and dissolution of the Company.

Impact of Inflation

     Management believes that the Company’s operations have not been materially adversely affected by inflation. The Company expects that it will be able to offset the effects of inflation on salaries and other operating expenses by increases in rental rates, subject to applicable restrictions in North Dakota, where the Company receives subsidies

Item 3.    Controls and Procedures

a)      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended within the 90 day period prior to the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. as of that date.

(b)      There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II- Other Information

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	Exhibit No.	Description

	11	Statement regarding Computation of Per Share Earnings

	99.1	Certification of Chief Executive Officer

	99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGEMARK CORPORATION

February 13, 2003	/s/ RICHARD J. WESTIN

Richard J. Westin,
Chief Executive Officer

February 13, 2003	/s/ JAMES P. TOLLEY

James P. Tolley,
Chief Financial Officer and
Chief Accounting Officer

CERTIFICATIONS

Certification of Chief Executive Officer

I, Richard J. Westin, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Agemark Corporation;

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

Dated:	February 13, 2003	/s/ Richard J. Westin

Richard J. Westin
Chief Executive Officer

Certification of Chief Financial Officer

I, James P.Tolley, certify that:

1.     I have reviewed this quarterly report on Form 10-QSB of Agemark Corporation;

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

Dated: February 13, 2003	/s/ James P. Tolley

James P. Tolley
Chief Financial Officer

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-QSB

FOR AGEMARK CORPORATION

Exhibit No.	Description

11	Statement regarding Computation of Per Share Earnings

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer