Form 10-Q
period 2003-03-31
AGEMARK CORP
filed 2003-05-15
CIK 1077641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on March 31, 2003, was 1,109,481.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Page
PART I. FINANCIAL INFORMATION
ITEM 1.Financial Statements	2
ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3.Controls and Procedures	11
PART II. OTHER INFORMATION
ITEM 6.Exhibits and Reports on Form 8-K	13
SIGNATURES	14
EXHIBIT INDEX	17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEMARK CORPORATION

BALANCE SHEET

March 31, 2003

(In thousands except share data)

(Unaudited)

A S S E T S
Cash and cash equivalents	$213
Note receivable	170
Property and equipment, net	15,103
Other assets	601

Total assets	$16,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$2,059
Vehicle loans	29
Capitalized lease obligations	64
Notes payable	12,043

Total liabilities	$14,195

STOCKHOLDERS’ EQUITY
Common stock, stated value $.001, 20,000,000 shares authorized, 1,109,481 shares issued and outstanding	$1
Additional paid in capital	7,163
Unearned compensation	85
Stock notes receivable	(204)
Accumulated deficit	(4,983)

Total stockholders’ equity	$1,892

Total liabilities and stockholders’ equity	$16,087

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF OPERATIONS

Three and Six Months Ended March 31, 2003 and 2002

(In thousands except share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue
Property gross revenue	$2,289	$2,661	$4,553	$5,318
Other income	1	1	3	3

Total revenue	$2,290	$2,662	$4,556	$5,321
Expenses
Property operating expenses	$1,965	$2,112	$3,980	$4,269
Administrative and overhead expenses	176	176	378	340
Stock option compensation	43	54	97	107
Interest expense	198	255	391	510
Depreciation	127	152	253	304

Total expenses	$2,509	$2,749	$5,099	$5,530

	$(219)	$(87)	$(543)	$(209)
Gain on disposition of property		—	6	—
Equity in net income (loss) of joint venture		13		3

Net (loss)	$(219)	$(74)	$(537)	$(206)

(Loss) per common share	$(0.20)	$(0.08)	$(0.48)	$(0.22)

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2003

(In thousands)

		Additional Paid-In	Unearned	Stock Notes	Accumulated
	Common Stock	Capital	Compensation	Receivable	(Deficit)	Total

Balance, September 30, 2002	$1	$7,152	$(171)	$(204)	$(4,446)	$2,332
Stock option compensation		11	86			97
Net (loss)					(537)	(537)

Balance, March 31, 2003	$1	$7,163	$(85)	$(204)	$(4,983)	$1,892

AGEMARK CORPORATION

STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2003 and 2002

(In thousands)

(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(537)	$(206)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	253	304
Stock option compensation	97	107
Gain on sale of property	(6)
Undistributed (income) from joint venture		(3)
Change in assets and liabilities:
(Increase) in other assets	(119)	(5)
Increase in accounts payable and accrued liabilities	139	21

Net cash provided by operating activities	$(173)	$218

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	$(197)	$(126)
Proceeds from sale of property	93
Distributions from joint venture		54

Net cash (used in) investing activities	$(104)	$(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	$(29)	$(26))
New loan costs paid	—	—

Net cash (used in) financing activities	$(29)	$(26)

Net increase in cash and cash equivalents	$(306)	$120
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	188

Cash and cash equivalents, end of period	$213	$308

SUPPLEMENTAL DISCLOSURES
Non cash items from Investing and Financing Activities
Note received from sale of property	$170

Cash payments for:
Interest	$325	$410

Taxes	$1	$0

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

As disclosed below in Note 5, on January 27, 2003, Agemark filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission relating to the proposed sale of the Company’s assets and the liquidation and dissolution of the Company. The Company has not adopted a liquidation basis of accounting in these financial statements because the stockholders have not approved the liquidation of the Company. After the definitive proxy statement is filed with the Securities and Exchange Commission, the Company intends to solicit stockholder approval of the sale of the Company’s assets and the liquidation and dissolution of the Company. If approval is received from stockholders holding a majority of interests, the Company intends to adopt the liquidation basis of accounting to restate its assets and liabilities to estimated values.

Note 2. Transactions With Affiliates

The Company has contracted with Opus X, Inc.(“Opus”) for the management of its properties. Opus is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 3.75% of gross income paid monthly. For the three and six months ended March 31, 2003, management fees of $84,880 and $170,731, respectively, and for the three and six months ended March 31, 2002, management fees of $99,784 and $199,428, respectively, are included in the property operating expenses on the statement of operations for services provided by Opus. At March 31, 2003, accounts payable includes $28,000 owed by the Company to Opus.

For the three and six months ended March 31, 2003 and 2002, the Company paid rent for the Company’s headquarters in Berkeley, CA in the amount of $6,000 and $12,000,

respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin’s family. The lease is for a one-year

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2. Transactions With Affiliates (continued)

term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

Note 3. Gain on Disposition of Property and Note receivable

In November, 2002, the Company sold its property located in Chanute, KS. The net sales price of $261,000 was paid partially in the form of a note in the amount of $170,000 which bears interest at 8% per annum and was due on April 23, 2003. The buyer of the property is presently in default and the Company is in the process of listing the property for sale again.

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

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 4. Employee Stock Incentive Plan (continued)

The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation for the three and six months ended March 31, 2003 was $43,000 and $97,000, respectively. Total compensation for the three and six months ended March 31, 2002 under APB Opinion No. 25 was approximately $54,000 and $107,000, respectively.

If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by SFAS No. 123, stock option compensation cost in the statement of operations for the three and six months ended March 31, 2003 would have decreased by $43,000 and $86,000, respectively, resulting in net losses of $173,000 and $451,000 and the basic loss per common share would have been $0.16 and $0.41. For the three and six months ended March 31, 2002 compensation would have decreased by $43,000 and $86,000, respectively, resulting in net losses of $31,000 and $120,000, respectively and losses per common share would have been $0.03 and $0.13, respectively.

Note 5. Liquidation and Dissolution

On January 27, 2003, Agemark filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission relating to the proposed sale of the Company’s assets and the liquidation and dissolution of the Company. The Board of Directors has determined that such a sale of assets and liquidation and dissolution of the Company is in the best interests of the Company’s stockholders. After the definitive proxy statement is

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 5. Liquidation and Dissolution (continued)

filed with the Securities and Exchange Commission, the Company intends to solicit stockholder approval of the sale of the Company’s assets and the liquidation and dissolution of the Company.

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

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

     Property gross revenue decreased from $2,661,000 in the three months ended March 31, 2002 to $2,289,000 in the three months ended March 31, 2003 reflecting generally higher rental rates offsetting revenues of $425,000 in the 2002 period attributable to sold facilities. Property operating expenses decreased in the 2003 period to $1,965,000 from $2,112,000 in the 2002 period. This decrease was attributable primarily to costs associated with sold facilities of $307,000 offsetting generally higher operating costs at the facilities retained. Administrative expenses were $176,000 in both periods. Stock option compensation decreased from $54,000 in 2002 to $43,000 in 2003. Interest expense was $198,000 for the three months ended March 31, 2003 compared to $255,000 for the three months ended March 31, 2002 , reflecting the retirement of debt in September, 2002. Depreciation expense was $127,000 in 2003 compared to $152,000 in 2002, reflecting the sale of the Cumberland, MD property.

Six Months Ended March 31, 2003 Compared to the Six Months Ended March 31, 2002

     Property gross revenue decreased from $5,318,000 in the six months ended March 31, 2002 to $4,553,000 in the six months ended March 31, 2002 reflecting generally higher rental rates offsetting revenues of $829,000 in the 2002 period attributable to sold facilities. Property operating expenses decreased in the 2003 period to $3,980,000 from $4,269,000 in the 2002 period. This decrease was attributable primarily to costs associated with sold facilities of $614,000 offsetting generally higher operating costs at the facilities retained. Administrative expenses increased from $340,000 in 2002 to $378,000 in 2003 due to higher personnel costs. Stock option compensation decreased from $107,000 in 2002 to $97,000 in 2003. Interest expense was $391,000 for the six months ended March 31, 2003 compared to $510,000 for the six months ended March 31, 2002 reflecting the retirement of debt in September, 2002. Depreciation expense was $304,000 in 2002 compared to $313,000 in 2001.

     The gain on disposition of property reflects the sale of the Company’s Chanute, KS property. This property was classified as held for sale. As of the date of this filing the buyer of the property has defaulted on his obligations and the Company is in the process of listing the property for sale again.

     The equity in net loss of joint venture reflects the Company’s 25% share of operations after depreciation at the joint venture Alzheimer’s facility in Cumberland, MD. This joint venture interest was sold July 1, 2002.

Liquidity and Capital Resources

     Net cash used by operations during the six months ended March 31, 2003 was $173,000. The largest use of funds was those used to increase other assets.

     The Company’s investing activities for the six months ended March 31, 2003 used $104,000. The sale of the Chanute, KS property provided $93,000 and $197,000 was invested in improvements to the Company’s properties.

     The Company’s financing activities used $29,000 to pay down tax notes.

     Cash and cash equivalents at March 31, 2003 totaled $213,000, down $306,000 from September 30, 2002. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, payment of interest and maintenance of working capital.

     Secured indebtedness of $11,982,000 will become due and payable on September 30, 2003. Originally due September 30, 2002, the debts were extended for one year by substantial reductions on or before September 30, 2002. They may be extended an additional year to September 30, 2004 by the payment of a substantial amount of principal. Management believes that, after years of pursuing refinance sources without success due to the taint of the Bankruptcy filings which resulted in the formation of the Company, the best source of funds to repay and extend its secured indebtedness is the sale of assets. On January 27, 2003, Agemark filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission relating to the proposed sale of the Company’s assets and the liquidation and dissolution of the Company. The Board of Directors has determined that such a sale of assets and liquidation and dissolution of the Company is in the best interests of the Company’s stockholders. After the definitive proxy statement is filed with the Securities and Exchange Commission, the Company intends to solicit stockholder approval of the sale of the Company’s assets and the liquidation and dissolution of the Company.

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

PART II

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description

11	Statement regarding Computation of Per Share Earnings
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGEMARK CORPORATION
/s/ Richard J. Westin
May 13, 2003	Richard J. Westin, Chief Executive Officer

/s/ James P. Tolley
May 13, 2003	James P. Tolley, Chief Financial Officer and Chief Accounting Officer

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

Dated: May 13, 2003	/s/Richard J. Westin

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

Dated: May 13, 2003	/s/James P. Tolley

James P. Tolley Chief Financial Officer

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-QSB

FOR AGEMARK CORPORATION

Exhibit No.	Description

11	Statement regarding Computation of Per Share Earnings
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer