Form 10KSB/A
period 2002-09-30
AGEMARK CORP
filed 2003-05-30
CIK 1077641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/ A

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-25313

Agemark Corporation

(Name of small business issuer in its charter)

Nevada	94-3270169
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2614 Telegraph Avenue Berkeley, CA (Address of Principal Executive Offices)	94704 (ZIP Code)

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

	(Amounts in thousands of dollars)
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

Services

      The Company operates assisted living facilities in the following locations: Rock Island, Illinois; Fort Madison, Iowa; Port Huron, Michigan; Beatrice, Nebraska; Hastings, Nebraska; Dickinson, North Dakota; and Williston, North Dakota. Except for the facilities in North Dakota, which are modern buildings, the Company’s facilities are located in historic, renovated hotels, most of which are on the National Register of Historic Places. The Company’s facilities range in size from 64 units to 115 units. See Item 2 — “Description of Property.”

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

Factors That May Affect Results

      The Company’s business, financial condition and results of operations are subject to many risks, including those discussed under “— Competition” and “— Government Regulation” above and those set forth below.

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

      Debt Obligations. As of September 30, 2002, there was an aggregate balance of approximately $11,981,000 outstanding on mortgages secured by certain of the Company’s properties. See Item 2 — “Description of Property.” Virtually all of the Company’s long-term debt will come due in one year, subject to an extension to as much as an additional two years upon the repayment of substantial amounts of principal. Consequently, a significant portion of the Company’s cash flow is expected to be devoted to debt service, and there is a risk that the Company will not be able to generate sufficient cash flow from operations to cover required debt payments. The Company has begun and continues to work with various sources of long-term financing to refinance the existing loans in order to obtain financing with a longer term, reduce the impact of debt financing on future cash flows, and obtain additional liquidity for future capital projects. If the Company were unable to generate sufficient cash flow from operations to cover required debt payments in the future, there can be no assurance that sufficient financing would be available to cover the insufficiency or, if available, that the financing would be on terms acceptable to the Company. In the absence of financing, the Company’s ability to make scheduled principal and interest payments on its indebtedness would be adversely affected.

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

      Dependence on Key Personnel. The Company’s operations have been significantly dependent on the contributions of management, and the loss of the services of the Company’s senior officers — Messrs. Pittore, Tolley and Westin — could have a material adverse effect on the Company’s business, results of operations and financial condition. The Company has entered into employment agreements with each of its senior officers. See Item 10 — “Executive Compensation — Employment Agreements.” The Company’s success also depends to a significant extent upon a number of other key employees of the Company, including the Company’s Chief Operating Officer and National Marketing Director. The loss of the services of one or more of these key employees also could have a material adverse effect on the Company. The Company does not carry key person life insurance. In addition, the Company believes that its future success will depend in part upon its ability to attract and retain additional highly skilled professional, managerial, sales and marketing personnel. Competition for such personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining the personnel that it requires for its business and planned growth.

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

      Conflicts of Interest. Certain of the Company’s officers and directors may, by virtue of their investment in or involvement with entities providing services or office space to the Company have an actual or potential conflict of interest with the interests of the Company. See Item 12 — “Certain Relationships and Related Transactions.” From time to time, vendors may require personal guarantees from the executive officers of the Company and such personal guarantees may create a conflict of interest for such executive officer.

      No Public Market for the Common Stock. If shares of the Company’s Common Stock are traded after their original issuance pursuant to the Plan of Reorganization, they are expected to trade at varying prices, depending upon the market for similar securities and other factors, including general economic conditions and the financial condition and performance of, and prospects for, the Company. The Plan of Reorganization provides that, as soon as practicable after the effective date of the Plan of Reorganization, the Company shall take the necessary steps to have the Company’s Common Stock publicly traded. The Company’s management is currently investigating “over-the-counter” quotation of the Company’s Common Stock on the OTC Bulletin Board®. However, there can be no assurance that the Company will be successful in its efforts to establish a public trading market for the Common Stock or that any market making activity with respect to the Common Stock will continue in the future, if and once initiated. See “ — Risks of Low-Priced Stock; Possible Effect of “Penny Stock” Rules on Liquidity for the Company’s Securities.”

      Risks of Low-Priced Stock; Possible Effect of “Penny Stock” Rules on Liquidity for the Company’s Securities. As discussed above, the Company’s management is currently investigating “over-the-counter” quotation of the Company’s Common Stock on the OTC Bulletin Board®. See “ — No Public Market for the Common Stock.” As such, the Company’s securities may become subject to Rule 15g-9 under the Exchange Act, which imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000 or $300,000 together with their spouses). Rule 15g-9 defines “penny stock” to be any equity security that has a market price (as therein defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, none of which are currently met or are anticipated to be met by the Company in the foreseeable future. For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the Securities and Exchange Commission (“SEC”) relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account of the broker-dealer’s client and information on the limited market in penny stock. Consequently, such Rule may affect the ability of broker-dealers to sell the Company’s securities and may affect the ability of purchasers to sell any of the Company’s securities in the secondary market.

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

      Control by Officers, Directors and Affiliated Entities. The Company’s executive officers, directors and certain entities affiliated with such directors beneficially own in the aggregate approximately 35.1% of the issued and outstanding shares of the Company’s common stock. See Item 11 — “Security Ownership of Certain Beneficial Owners and Management.” Such stockholders may have sufficient voting power to control the outcome of matters (including the election of directors and any merger, consolidation or sale of all or substantially all of the Company’s assets) submitted to the stockholders for approval and may be deemed to have effective control over the affairs and management of the Company. This controlling interest in the Company may also have the effect of making certain transactions more difficult or impossible, absent the support of such stockholders. Such transactions could include a proxy contest, mergers involving the Company, tender offers and open market purchase programs involving the Company’s common stock that could give stockholders of the Company the opportunity to realize a premium over the then prevailing market price for their shares of the Company’s common stock.

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

      Each of the facilities listed in the table above is subject to a mortgage, except Port Huron, Michigan and Beatrice, Nebraska. See Item 6 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.” As of September 30, 2002 there was an aggregate balance of $11,981,000 outstanding under the mortgages, with the amount owing on a property ranging from approximately $806,000 to $4,171,000.

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

      On October 22, 2002 the Company signed an agreement to sell its property located in Rock Island, IL for $2,500,000 to an unaffiliated buyer. The property has previously been listed with an unaffiliated broker with an agreed commission of 3%. On December 13, 2002 the buyer removed all contingencies except for financing. Conditional on the buyer obtaining financing, the proposed closing date for the sale is February 28, 2003.

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

      The Company leases its headquarters in Berkeley, California from The Waterford Company, which is owned by members of Mr. Westin’s family, for $24,000 per year and on terms and conditions that the Company’s believes are at or more favorable than prevailing market rates. See Item 12 — “Certain Relationships and Related Transactions.”

Item 3.     Legal Proceedings

      The Company was formed pursuant to the Plan of Reorganization, which was proposed by the Partnerships in January 1997 and confirmed by the bankruptcy court on September 30, 1998. See Item 1 — “Business — Formation of the Company and Plan of Reorganization.”

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

Item 6.     Management’s Discussion and Analysis or Plan of Operation

      When used in this discussion, the words “expects,” “anticipates,” “estimates,” and similar expressions are intended to identify forward-looking statements. Such statements, which include statements as to the adequacy of the Company’s capital resources, the ability to obtain new sources of capital, and the ability to service its debt obligations as they become due, are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those risks discussed below, as well as the matters discussed in “Factors That May Affect Results.” See Item 1 — “Description of Business — Factors That May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

      Net cash provided by investing activities in the 2002 period was $2,507,000 consisting of sales proceeds of $200,000 from the sale of the Company’s interest in the joint venture , sales proceeds of $2,543,000 from the sale of the facility in Cumberland, MD and the recovery of $90,000 in advances to the joint venture. Offsetting these were additions to property and equipment of $326,000 at the Company’s facilities. Net cash used by investing activities was $673,000 in 2001, reflecting additions to property and equipment at the Company’s facilities.

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

Item 7.	Financial Statements

AGEMARK CORPORATION

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS	16
FINANCIAL STATEMENTS
Balance sheet as of September 30, 2002	17
Statements of operations for the years ended September 30, 2002 and 2001	18
Statements of stockholders’ equity for the years ended September 30, 2002 and 2001	19
Statements of cash flows for the years ended September 30, 2002 and 2001	20
Notes to financial statements	21-29

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

TIMPSON GARCIA, LLP

Oakland, California
December 19, 2002

AGEMARK CORPORATION

BALANCE SHEET

September 30, 2002

(In thousands
except share data)

ASSETS
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

AGEMARK CORPORATION

STATEMENTS OF OPERATIONS

Years Ended September 30, 2002 and 2001

	2002	2001

	(In thousands except
	share data)
Revenue
Property gross revenue	$10,597	$10,520
Interest forgiven	89	374
Other income	8	66

Total revenue	$10,694	$10,960

Expenses
Property operating expenses	$8,575	$8,960
Administrative and overhead expenses	687	734
Stock option compensation	215	210
Interest expense	1,025	1,002
Depreciation	597	615

Total expenses	$11,099	$11,521

	$(405)	$(561)
Gain on sale of joint venture interest	98
Loss on disposition of property	(607)	(626)
Loss from write down of long lived assets	(25)	(642)
Equity in net income of joint venture	18	13

(Loss) before income taxes	$(921)	$(1,816)
Income tax expense	4	445

Net (loss)	$(925)	$(2,261)

Basic and fully diluted (loss) per common share	$(0.92)	$(2.26)

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

Years Ended September 30, 2002 and 2001

		Additional		Stock
	Common	Paid-In	Unearned	Notes	Accumulated
	Stock	Capital	Compensation	Receivable	(Deficit)	Total

	(In thousands)
Balance, September 30, 2000	$1	$6,352			$(1,260)	$5,093
Stock option compensation		210				210
Net (loss)					(2,261)	(2,261)

Balance, September 30, 2001	$1	$6,562			$(3,521)	$3,042
Stock option compensation		172	$43			215
Stock option exercise		418	(214)	$(204)		0
Net (loss)					(925)	(925)

Balance, September 30, 2002	$1	$7,152	$(171)	$(204)	$(4,446)	$2,332

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF CASH FLOWS

Years Ended September 30, 2002 and 2001

	2002	2001

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(925)	$(2,261)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation	597	615
Deferred income taxes	—	445
Prepetition liabilities settled or compromised	—	(17)
Moratorium interest forgiven	(89)	(374)
Gain on sale of joint venture interest	(98)
Loss on disposition of property	607	626
Loss from write down of long-lived assets	25	642
Stock option compensation	215	210
Loan costs expensed	2	58
Undistributed income from joint venture	(18)	(13)
Change in assets and liabilities:
(Increase) in other assets	(7)	(78)
Increase in accounts payable and accrued liabilities	4	526

Net cash provided by operating activities	$313	$379

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	$(326)	$(675)
Sales proceeds joint venture interest	200	—
Sales proceeds Cumberland facility	2,543	—
Distributions from joint venture	90	2

Net cash provided by (used in) investing activities	$2,507	$(673)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	$—	$550
Proceeds from vehicle loans	32	—
Principal payments on notes payable and vehicle loans	(2,485)	(416)
Principal payments on capital lease obligations	(36)	(7)

Net cash provided by (used in) financing activities	$(2,489)	$127

Net increase (decrease) in cash and cash equivalents	$331	$(167)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	188	355

Cash and cash equivalents, end of year	$519	$188

SUPPLEMENTAL DISCLOSURES
Cash payments for:
Interest	$826	$552
Taxes	$4	$—
Noncash investing and financing activities:
Property and equipment acquired by capital lease obligation	$61	$46
Note payable cancelled on sale of facility	$550,000	$—

See accompanying notes to financial statements.

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.	Organization and Significant Accounting Policies

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

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

			Accum.	Net Book	Write
	Transferred	Historical	Depr.	Value	Up	Plan
Property Location	From	Value	12/31/97	12/31/97	(Down)	Values

Beatrice, NE	HHS I	$2,742	$888	$1,854	$(618)	$1,236
Hastings, NE	HHS I	3,211	1,120	2,091	198	2,289
Rock Island, IL	HHS II	4,345	1,212	3,133	(735)	2,398
Fort Madison, IA	HHS III	3,460	781	2,679	(464)	2,215
Port Huron, IL	PIF I	1,090	0	1,090	86	1,176
Dickinson, ND	Private	1,380	380	1,000	1,273	2,273
Williston, ND	Private	1,932	538	1,394	2,978	4,372

		$18,160	$4,919	$13,241	$2,718	$15,959

      In connection with the transfers of the facilities, the Company also assumed various notes payable. The following is a summary (in thousands) of the notes payable assumed by the Company:

Carrying value of notes (including accrued interest) by the Partnerships	$24,186
Less forgiveness of debt recognized by the Partnerships	8,595

Notes payable assumed by the Company	$15,591

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      There are four regular mortgage notes, dated September 30, 1998, that bear interest at 8% per annum. Interest on each of the notes is payable monthly at a rate of 6% per annum. Accrued and unpaid interest resulting from this deferral provision increased by $231,926 and $278,309 respectively, during the years ended September 30, 2002 and 2001. As of September 30, 2002, the total amount of accrued and unpaid interest on these notes is $906,818. The notes were originally due on September 30, 2001 but were extended to September 30, 2002 and additionally extended to September 30, 2003. They may be extended for additional period of one year upon payment of $222,000 before September 30, 2003. On a quarterly basis, any portion of the 8% interest which is unpaid and 75% of any computed net cash flow from the properties securing the notes is payable. To the extent that this calculation results in a payment of principal, that sum is to be retained by the lender as a reserve for capital improvements. No amounts were computed to be payable under this provision during the years ended September 30, 2002 and 2001. These notes are secured by first mortgage liens on properties in Dickinson, ND, Williston, ND, Fort Madison, IA and Hastings, NE.

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

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Note 8.     Transactions With Affiliates

      The Company contracts with Opus X, Inc. (“OPUS”) for the management of its owned and operated properties. OPUS is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

Company. Prior to June 1, 2001 these management services were provided by Evergreen Management, Inc. (“EMI”), also an affiliate of Westin and Pittore. Compensation for these management services is 4.5% of gross income paid monthly prior to October 1, 2001 and 3.75% thereafter. Management fees of $397,404 and $473,400 for the years ended September 30, 2002 and 2001, respectively, are included in the property operating expenses on the statement of operations for services provided by EMI and OPUS. At September 30, 2002, accounts payable includes $28,403 owed by the Company to OPUS.

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

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

      If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by SFAS No. 123, stock option compensation cost in the statement of operations for the year ended September 30, 2002 would have decreased by $171,000, resulting in a net loss of $754,000 and the basic loss per common share would have been $0.75. For the year ended September 30, 2001 stock option compensation costs would have decreased by $171,000, resulting in a net loss of $2,090,000 and the basic loss per common share would have been $2.09

Note 16.	Subsequent Event

      On October 22, 2002, the Company signed an agreement to sell its property located in Rock Island, IL for $2,500,000 to an unaffiliated buyer. The property has previously been listed with an unaffiliated broker with an agreed commission of 3%. On December 13, 2002, the buyer removed all contingencies except for financing. Conditional on the buyer obtaining financing, the proposed closing date for the sale is February 28, 2003

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

      Pursuant to the Plan of Reorganization, for two years after the effective date of the Plan of Reorganization, which period ended on September 30, 2000, Messrs. Westin and Pittore have agreed not to accept more than $1,000 per month in salary for their services as officers of the Company. The Plan also provides that neither of Messrs. Westin nor Pittore may receive compensation for his services as director of the Company except for stock options and other perquisites as set forth in each of their employment agreements. See

“— Employment Agreements” below. Dr. Herrick, who is a nonemployee director received a payment of $25,000 for his services from June 1, 2002 to May 31, 2003 which was paid in October, 2002.

Summary Compensation Table

				Long-Term
				Compensation
				Awards
		Annual
		Compensation		Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options/SARs	Compensation(1)

Richard J. Westin	2002	$24,000	—	—	$12,000
Co-Chairman of the Board and	2001	12,000	—	—	12,000
Chief Executive Officer
Jesse A. Pittore	2002	24,000	—	—	12,000
Co-Chairman of the Board and President	2001	12,000	—	—	12,000
Robert R. Herrick, M.D.	2002	8,332	—		—
Director	2001	—	—	1,000	—
James P. Tolley	2002	133,500		—	—
Chief Financial Officer	2001	120,000	—	—	—

(1)	Car and travel allowance of $1,000 per month.

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

	Management Fees

Facility Location (Facility Name)	2002	2001

Rock Island, Illinois (The Fort Armstrong)	$48,895	$60,162
Fort Madison, Iowa (The Kensington)	53,903	60,640
Chanute, Kansas (The Tioga)	0	14,834
Cumberland, Maryland (The Kensington Algonquin)	58,871	69,596
Port Huron, Michigan (The Harrington Inn)	37,320	54,149
Beatrice, Nebraska (The Kensington Paddock)	34,416	30,840
Hastings, Nebraska (The Kensington)	51,346	54,593
Dickinson, North Dakota (The Evergreen Retirement Inn)	56,286	60,568
Williston, North Dakota (The Kensington)	56,367	66,570
Manitowoc, Wisconsin (Hotel Manitowoc)	0	1,448

Total	$397,404	$473,400

      The Company leases its headquarters in Berkeley, California from The Waterford Company, which is owned by members of Mr. Westin’s family, for $24,000 per year and on terms and conditions that the Company’s believes are at or more favorable than prevailing market rates. See Item 2 — “Description of Property.”

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

Item 13.	Financial Statements and Exhibits

      (a) Exhibit List.

Exhibit	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
10.1*	Order Confirming Debtors’ Second Amended Joint Plan of Reorganization dated April 29, 1997
10.2*	Amended Modification of Debtors’ Second Amended Joint Plan of Reorganization dated April 24, 1997
10.3*	Debtors’ Second Amended Joint Plan of Reorganization dated January 15, 1997
10.4*	Employment Agreement between the Company and Jesse A. Pittore
10.5*	Employment Agreement between the Company and Richard J. Westin
10.6*	1997 Employee Stock Incentive Plan
10.7*	Form of management contract between Evergreen Management, Inc. and the Company
10.8**	Lease Agreement between The Waterford Company and Westor Financial Group, Inc.
10.9***	Purchase Agreement dated May 1, 2002 by and between Jesse A. Pittore, Richard Westin and Agemark Corporation
24	Power of Attorney (see page 48)
99.1	Section 906 Certification of Chief Executive Officer
99.2	Section 906 Certification of Chief Financial Officer

*	Incorporated by reference to the registrant’s Form 10-SB filed on January 29, 1999.

**	Incorporated by reference to Amendment No. 1 to Form 10-SB filed on September 17, 1999.

***	Incorporated by reference to Report on Form 8-K filed on September 13, 2002

(b)	Reports on Form 8-K.: September 13, 2002 Reporting the Sale of Cumberland, MD Property Interests.

Item 14.	Controls and Procedures

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

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

AGEMARK CORPORATION

By	/s/ RICHARD J. WESTIN Richard J. Westin Chief Executive Officer	By	/s/ JAMES P. TOLLEY ------------------------------------------- James P. Tolley Chief Financial Officer

Date: May 29, 2003

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

Signature	Title	Date

/s/ RICHARD J. WESTIN Richard J. Westin	Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2003

/s/ JAMES P. TOLLEY James P. Tolley	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 29, 2003

/s/ JESSE A. PITTORE Jesse A. Pittore	President and Director	May 29, 2003

/s/ ROBERT R. HERRICK Robert R. Herrick, M.D.	Director	May 29, 2003

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

/s/ RICHARD J. WESTIN

Richard J. Westin
Chief Executive Officer

Dated: May 29, 2002

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

/s/ JAMES TOLLEY

James Tolley
Chief Financial Officer

Dated: May 29, 2002

EXHIBIT INDEX TO

ANNUAL REPORT ON FORM 10-KSB

FOR AGEMARK CORPORATION

Exhibit		Description

3	.1*	Articles of Incorporation
3	.2*	By-Laws
10	.1*	Order Confirming Debtors’ Second Amended Joint Plan of Reorganization dated April 29, 1997
10	.2*	Amended Modification of Debtors’ Second Amended Joint Plan of Reorganization dated April 24, 1997
10	.3*	Debtors’ Second Amended Joint Plan of Reorganization dated January 15, 1997
10	.4*	Employment Agreement between the Company and Jesse A. Pittore
10	.5*	Employment Agreement between the Company and Richard J. Westin
10	.6*	1997 Employee Stock Incentive Plan
10	.7*	Form of management contract between Evergreen Management, Inc. and the Company
10	.8**	Lease Agreement between The Waterford Company and Westor Financial Group, Inc.
10	.9***	Purchase Agreement dated May 1, 2002 by and between Jesse A. Pittore, Richard Westin and Agemark Corporation
24		Power of Attorney (see page 47)
99.1		Section 906 Certification of Chief Executive Officer
99.2		Section 906 Certification of Chief Financial Officer

*	Incorporated by reference to the registrant’s Form 10-SB filed on January 29, 1999.

**	Incorporated by reference to Amendment No. 1 to Form 10-SB filed on September 17, 1999

***	Incorporated by reference to Report on Form 8-K filed on September 13, 2002