Form 10QSB/A
period 2003-03-31
AGEMARK CORP
filed 2003-05-30
CIK 1077641

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 000-25313

Agemark Corporation

(Exact name of small business issuer as specified in its charter)

NEVADA	94-32701689
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2614 Telegraph Avenue, Berkeley, California (Address of principal executive offices)	94704 (Zip Code)

Issuer’s telephone number, including area code:

(510) 548-6600

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.     Yes ☑          No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on March 31, 2003, was 1,109,481.

      Transitional Small Business Disclosure Format (check one):     Yes ☐          No ☑.

Page

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
ITEM 3. Controls and Procedures

PART II. OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
AGEMARK CORPORATION

BALANCE SHEET

March 31, 2003
(In thousands except share data)
(Unaudited)

ASSETS
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

AGEMARK CORPORATION

STATEMENTS OF OPERATIONS

Three and Six Months Ended March 31, 2003 and 2002
(In thousands except share data)
(Unaudited)

	Three Months		Six Months
	Ended		Ended
	March 31,		March 31,

	2003	2002	2003	2002

Revenue
Property gross revenue	$2,289	$2,661	$4,553	$5,318
Other income	1	1	3	3

Total revenue	$2,290	$2,662	$4,556	$5,321
Expenses
Property operating expenses	$1,965	$2,112	$3,980	$4,269
Administrative and overhead expenses	176	176	378	340
Stock option compensation	43	54	97	107
Interest expense	198	255	391	510
Depreciation	127	152	253	304

Total expenses	$2,509	$2,749	$5,099	$5,530

	$(219)	$(87)	$(543)	$(209)
Gain on disposition of property		—	6	—
Equity in net income (loss) of joint venture		13		3

Net (loss)	$(219)	$(74)	$(537)	$(206)

(Loss) per common share	$(0.20)	$(0.08)	$(0.48)	$(0.22)

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended March 31, 2003
(In thousands)

		Additional
	Common	Paid-In	Unearned	Stock Notes	Accumulated
	Stock	Capital	Compensation	Receivable	(Deficit)	Total

Balance, September 30, 2002	$1	$7,152	$(171)	$(204)	$(4,446)	$2,332
Stock option compensation		11	86			97
Net (loss)					(537)	(537)

Balance, March 31, 2003	$1	$7,163	$(85)	$(204)	$(4,983)	$1,892

AGEMARK CORPORATION

STATEMENTS OF CASH FLOWS

Six Months Ended March 31, 2003 and 2002
(In thousands)
(Unaudited)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(537)	$(206)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	253	304
Stock option compensation	97	107
Gain on sale of property	(6)
Undistributed (income) from joint venture		(3)
Change in assets and liabilities:
(Increase) in other assets	(119)	(5)
Increase in accounts payable and accrued liabilities	139	21

Net cash provided by operating activities	$(173)	$218

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment	$(197)	$(126)
Proceeds from sale of property	93
Distributions from joint venture		54

Net cash (used in) investing activities	$(104)	$(72)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable	$(29)	$(26)
New loan costs paid	—	—

Net cash (used in) financing activities	$(29)	$(26)

Net increase in cash and cash equivalents	$(306)	$120
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	519	188

Cash and cash equivalents, end of period	$213	$308

SUPPLEMENTAL DISCLOSURES
Non cash items from Investing and Financing Activities
Note received from sale of property	$170

Cash payments for:
Interest	$325	$410

Taxes	$1	$0

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

      For the three and six months ended March 31, 2003 and 2002, the Company paid rent for the Company’s headquarters in Berkeley, CA in the amount of $6,000 and $12,000, respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin’s family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service

      On January 23, 2003 the Company executed a contract to sell its Hastings, Nebraska property to the Company signed an agreement to sell its Hastings Property for $2,100,000 to Martin Hug, an employee of the Company, and entities affiliated with Messrs. Westin and Pittore. Mr. Hug currently serves as the Company’s operations officer. The sale of the Hastings Property to Mr. Hug and the entities affiliated with Messrs. Westin and Pittore is conditioned upon stockholder approval of the sale and upon the purchasers’ bid being the highest bid at auction.

Note 3.     Gain on Disposition of Property and Note Receivable

      In November, 2002, the Company sold its property located in Chanute, KS. The net sales price of $261,000 was paid partially in the form of a note in the amount of $170,000 which bears interest at 8% per

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS — (Continued)

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

Results of Operations

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

      Property gross revenue decreased from $2,661,000 in the three months ended March 31, 2002 to $2,289,000 in the three months ended March 31, 2003 reflecting generally higher rental rates offsetting revenues of $425,000 in the 2002 period attributable to sold facilities. Property operating expenses decreased in the 2003 period to $1,965,000 from $2,112,000 in the 2002 period. This decrease was attributable primarily to costs associated with sold facilities of $307,000 offsetting generally higher operating costs at the facilities retained. Administrative expenses were $176,000 in both periods. Stock option compensation decreased from $54,000 in 2002 to $43,000 in 2003. Interest expense was $198,000 for the three months ended March 31, 2003 compared to $255,000 for the three months ended March 31, 2002, reflecting the retirement of debt in September, 2002. Depreciation expense was $127,000 in 2003 compared to $152,000 in 2002, reflecting the sale of the Cumberland, MD property.

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

Item 3.	Controls and Procedures

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

PART II

Item 6.	Exhibits and Reports on Form 8-K.

      (a) Exhibits.

Exhibit No.		Description

11		Statement regarding Computation of Per Share Earnings
99.	1	Section 906 Certification of Chief Executive Officer
99.	2	Section 906 Certification of Chief Financial Officer

      (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGEMARK CORPORATION

May 29, 2003

/s/ Richard J. Westin

Richard J. Westin,
Chief Executive Officer

May 29, 2003

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

/s/ RICHARD J. WESTIN

Richard J. Westin
Chief Executive Officer

Dated:     May 29, 2003

Certification of Chief Financial Officer

I, James P. Tolley, certify that:

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

/s/ JAMES P. TOLLEY

James P. Tolley
Chief Financial Officer

Dated: May 29, 2003

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-QSB

FOR AGEMARK CORPORATION

Exhibit
No.	Description

11	Statement regarding Computation of Per Share Earnings
99.1	Section 906 Certification of Chief Executive Officer
99.2	Section 906 Certification of Chief Financial Officer