Form 10-Q
period 2003-06-30
AGEMARK CORP
filed 2003-08-14
CIK 1077641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on June 30, 2003, was 1,109,481.

     Transitional Small Business Disclosure Format (check one): Yes [   ]   No [X]

Page

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements	2
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3. Controls and Procedures	12
PART II. OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K	13
SIGNATURES	14
EXHIBIT INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEMARK CORPORATION

BALANCE SHEET

June 30, 2003

(In thousands except share data)

(Unaudited)

A S S E T S
Cash and cash equivalents	$169
Property and equipment, net	15,058
Property held for sale	188
Other assets	572

Total assets	$15,987

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$2,132
Vehicle loans	29
Capitalized lease obligations	64
Notes payable	12,042

Total liabilities	$14,267

STOCKHOLDERS’ EQUITY
Common stock, stated value $.001, 20,000,000 shares authorized, 1,109,481 shares issued and outstanding	$1
Additional paid in capital	7,163
Unearned compensation	(42)
Stock notes receivable	(204)
Accumulated deficit	(5,198)

Total stockholders’ equity	$1,720

Total liabilities and stockholders’ equity	$15,987

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF OPERATIONS

Three and Nine Months Ended June 30, 2003 and 2002

(In thousands except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue
Property gross revenue	$2,257	$2,688	$6,809	$8,006
Other income		4	3	7

Total revenue	$2,257	$2,692	$6,812	$8,013

Expenses
Property operating expenses	$1,905	$2,155	$5,885	$6,423
Administrative and overhead expenses	204	173	581	502
Stock option compensation	43	53	140	160
Interest expense	196	255	587	767
Depreciation	124	152	377	457

Total expenses	$2,472	$2,788	$7,570	$8,318

	$(215)	$(96)	$(758)	$(305)
Gain on disposition of property			6
Equity in net income (loss) of joint venture		15		17

Net (loss)	$(215)	$(81)	$(752)	$(288)

(Loss) per common share	$(0.19)	$(0.08)	$(0.68)	$(0.30)

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2003

(In thousands)

		Additional
		Paid-In	Unearned	Stock Notes	Accumulated
	Common Stock	Capital	Compensation	Receivable	(Deficit)	Total

Balance, September 30, 2002	$1	$7,152	$(171)	$(204)	$(4,446)	$2,332
Stock option compensation		11	129			140
Net (loss)					(752)	(752)

Balance, June 30, 2003	$1	$7,163	$(42)	$(204)	$(5,198)	$1,720

AGEMARK CORPORATION

STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2003 and 2002

(In thousands)

(Unaudited)

	2003		2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)		$(752)	$(288)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation		377	457
Stock option compensation		140	160
Gain on disposition of property		(6)
Undistributed loss (income)from joint venture			(17)
Change in assets and liabilities:
(Increase) decrease in other assets		86	(31)
Increase in accounts payable and accrued liabilities		110	140

Net cash (used in) provided by operating activities		$(45)	$421

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment		$(276)	$(276)
Investment in joint venture			91

Net cash (used in) investing activities		$(276)	$(185)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable		$(29)	$(26)

Net cash (used in) financing activities		$(29)	$(26)

Net increase (decrease) in cash and cash equivalents		$(350)	$210
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		519	188

Cash and cash equivalents, end of period		$169	$398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest		$430	$609

Taxes		$2	$0

Non cash investing and financing activities:
Note received from sale of property		170

Common stock issued to officers and directors for notes receivable	$		$204

See accompanying notes to financial statements.

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

The Company contracted with Opus X, Inc. (“Opus”) for the management of its owned and operated properties. Opus is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services was 3.75% of gross income paid monthly. For the three and nine months ended June 30, 2003, management fees of $84,623 and $255,354, respectively, and for the three and nine months ended June 30, 2002, management fees of $100,801 and $300,230, respectively, are included in the property operating expenses on the statement of operations for services provided by Opus. At June 30, 2003 accounts payable includes $28,000 owed by the Company to Opus.

For the three and nine months ended June 30, 2003 and 2002, the Company paid rent for the Company’s headquarters in Berkeley, CA in the amount of $6,000 and $18,000, respectively, pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin’s family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

On May 1, 2002 the Company received an offer to purchase the facility in Cumberland, MD for $3,300,000 and the Company’s 25% interest in the joint venture also located in Cumberland, MD for $200,000. These offers were made by entities controlled by directors and officers Richard J. Westin and Jesse A. Pittore. Prior to accepting the offers

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 2.	Transactions With Affiliates (continued)

received, the Company held an auction of the properties on June 5, 2002 after advertising the auction for the month of May in the national edition of the Wall Street Journal and the Baltimore Sun. The Company received 30 responses seeking additional information, which was provided, but no bids were received. The sale of the joint venture interest closed on July 1, 2002. The sale of the Cumberland, MD facility was completed in August 2002.

On January 23, 2003 the Company executed a contract to sell its Hastings, Nebraska property for $2,150,000 to Martin Hug, an employee of the Company, and entities affiliated with Messrs. Westin and Pittore. Mr. Hug currently serves as the Company’s operations officer. The sale of the Hastings Property to Mr. Hug and the entities affiliated with Messrs. Westin and Pittore is conditioned upon stockholder approval of the sale and upon the purchasers’ bid being the highest bid at auction. In August, 2003 the Company entered into a contract to sell its Dickinson, ND property to an entity formed by Messrs. Westin and Pittore for $2,350,000. This sale is subject to the same terms as the Hastings sale.

Note 3.	Gain on Disposition of Property and Property Held for Sale

In November, 2002, the Company sold its property located in Chanute, KS. The net sales price of $261,000 was paid partially in the form of a note in the amount of $170,000 which bears interest at 8% per annum and was due on April 23, 2003. The buyer of the property has defaulted and Company has listed the property for sale again.

Note 4.	Liquidation and Dissolution

On January 27, 2003, Agemark filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission relating to the proposed sale of the Company’s assets and the liquidation and dissolution of the Company. The Board of Directors has determined that such a sale of assets and liquidation and dissolution of the Company is in the best interests of the Company’s stockholders. The proxy statement is currently under review by the SEC. After the definitive proxy statement is filed with the Securities and Exchange Commission, the Company intends to solicit stockholder approval of the sale of the Company’s assets and the liquidation and dissolution of the Company.

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

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 5.	Employee Stock Incentive Plan (continued

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

The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vested July 1, 1999 the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation for the three and nine months ended June 30, 2003 under APB Opinion 25 was $43,000 and $140,000, respectively. Total compensation for the three and nine months ended June 30, 2002 under APB Opinion 25 was $53,000 and $160,000, respectively.

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 5.	Employee Stock Incentive Plan (continued)

If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statements of operations for the three and nine months ended June 30, 2003 would have decreased by $43,000 and $129,000, respectively, resulting in net losses of $172,000 and $623,000, respectively and basic losses per common share would have been $0.16 and $.56, respectively. For the three and nine months ended June 30, 2002, stock option compensation cost would have decreased by $43,000 and $128,000, respectively, resulting in net losses of $38,000 and $160,000, respectively and basic losses per common share would have been $0.04 and $0.17, respectively.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

     The Company sold its Cumberland, MD property in August, 2002. Total property gross revenue decreased from $2,688,000 in the three months ended June 30, 2002 to $2,257,000 in the three months ended June 30, 2003 reflecting the absence of the property sold. Property operating expenses decreased in the 2003 period to $1,905,000 from $2,155,000 in the 2002 period. This decrease was attributable to lower expenses attributable the Cumberland property offsetting increased maintenance, marketing and personnel costs. Administrative expenses increased from $173,000 in 2002 to $202,000 in 2003 reflecting higher legal expenses associated with the SEC’s review of our proxy statement. Stock option compensation decreased from $53,000 in 2002 to $43,000 in 2003 reflecting the expiration of the vesting term for most options granted. Interest expense was $196,000 for the three months ended June 30, 2003 compared to $255,000 for the three months ended June 30, 2002 reflecting the payoff of a substantial amount notes payable. Depreciation expense was $124,000 in 2003 versus $152,000 in 2002 reflecting the sale of the Cumberland property. No income was received in 2003 from the investment in the joint venture as this interest was sold on July 1, 2002.

Nine Months Ended June 30, 2003 Compared to the Nine Months Ended June 30, 2002

     Total property gross revenue decreased from $8,006,000 in the nine months ended June 30, 2002 to $6,809,000 in the nine months ended June 30, 2003 reflecting the absence of the property sold. Property operating expenses decreased in the 2003 period to $5,885,000 from $6,423,000 in the 2002 period. This decrease was attributable primarily to increased maintenance, marketing and personnel costs offsetting the drop in Cumberland’s expenses. Administrative expenses increased from $502,000 in 2002 to $581,000 in 2003 reflecting higher legal costs associated with the SEC’s review of our proxy statement. Stock option compensation decreased from $160,000 in 2002 to $140,000 in 2003 reflecting the expiration of the vesting term for most options granted. Interest expense was $587,000 for the nine months ended June 30, 2003 compared to $767,000 for the nine months ended June 30, 2002 reflecting the payoff of a substantial amount notes payable. Depreciation expense was $377,000 in 2003 compared to $457,000 in 2002. No income was received in 2003 from the investment in the joint venture as this interest was sold on July 1, 2002.

Liquidity and Capital Resources

     Net cash used in operations during the nine months ended June 30, 2003 was $45,000. The largest items offsetting the net loss of $752,000 were depreciation expense of $377,000 and stock option compensation of $140,000. The increase of $110,000 in accounts payable and accrued liabilities consists largely of the difference between the interest accruing on the Company’s major notes payable and the amount required to be paid on those notes. This amount is deferred by agreement to the maturity date of the notes.

     The Company’s investing activities for the nine months ended June 30, 2003 used $276,000 consisting entirely of improvements to the Company’s properties.

     The Company’s financing activities used $29,000 during nine months ended June 30, 2003 consisting of regularly scheduled principal payments on tax notes.

     Cash and cash equivalents at June 30, 2003 totaled $169,000, down $350,000 from September 30, 2002. Management believes that funds provided from operations and cash reserves will be adequate to support its short-term cash requirements for capital expenditures, repayment of debt and maintenance of working capital. Secured indebtedness of $11,982,000 will become due and payable on September 30, 2003. Originally due September 30, 2001, the debts were extended twice through substantial principal payments. An additional extension from September 30, 2003 to September 30, 2004 is obtainable upon the payment of $322,000 on or before September 30, 2003. Management believes that, after years of pursuing refinance sources without success due to the taint of the bankruptcy filings that resulted in the formation of the Company, the best source of funds to repay and extend its secured indebtedness is the sale of the Company’s assets, for which the Company intends to solicit stockholder approval.

     On May 1, 2002 the Company received an offer to purchase the facility in Cumberland, MD for $3,300,000 and the Company’s 25% interest in the joint venture also located in Cumberland, MD for $200,000. These offers were made by entities controlled by directors and officers Richard J. Westin and Jesse A. Pittore. Prior to accepting the offers received, the Company held an auction of the properties on June 5, 2002 after advertising the auction for the month of May in the national edition of the Wall Street Journal and the Baltimore Sun. The Company received 30 responses seeking additional information, which was provided, but no bids were received. The sale of the joint venture interest closed on July 1, 2002. The sale of the Cumberland, MD facility closed at the end of August, 2002. The Company used the majority of the proceeds of these two transactions to repay and thereby extend the due date of the secured indebtedness from September 30, 2002 to September 30, 2003. Further sales of the Company’s assets are contemplated and are more fully explained in the preliminary proxy statement filed with the SEC and currently under SEC review.

Impact of Inflation

Management believes that the Company’s operations have not been materially adversely affected by inflation. The Company expects that it will be able to offset the effects of inflation on salaries and other operating expenses by increases in rental rates, subject to applicable restrictions in North Dakota, where the Company receives subsidies.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

PART II

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit No.	Description

11	Statement regarding Computation of Per Share Earnings

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer

(b)	Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGEMARK CORPORATION

August 14, 2003	/s/ Richard J. Westin

Richard J. Westin,
Chief Executive Officer

August 14, 2003	/s/ James P. Tolley

James P. Tolley,
Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

TO QUARTERLY REPORT ON FORM 10-QSB

FOR AGEMARK CORPORATION

Exhibit No.	Description

11	Statement regarding Computation of Per Share Earnings

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer

32.2	Section 906 Certification of Chief Financial Officer