Form 10QSB/A
period 2003-06-30
AGEMARK CORP
filed 2003-09-04
CIK 1077641

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-QSB/A

     (Mark One)

[ X ]	Quarterly Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[ ]	Transition Report Pursuant to Section 13
or 15(d) of the Securities Exchange Act of 1934

For the transition period from_______________to_______________

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

     Transitional Small Business Disclosure Format (check one):  Yes [  ]   No [X]

		Page

PART I. FINANCIAL INFORMATION
ITEM 1.	Financial Statements	2
ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
ITEM 3	Controls and procedures	12
PART II. OTHER INFORMATION
ITEM 6.	Exhibits and Reports on Form 8-K	13
SIGNATURES		14
EXHIBIT INDEX		15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEMARK CORPORATION

BALANCE SHEET

June 30, 2003

(In thousands except share data)

(Unaudited)

ASSETS
Cash and cash equivalents	$169
Property and equipment, net	3,467
Impaired assets to be disposed of	3,890
Impaired assets to be held and used	3,752
Other assets	572

Total assets	$11,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$2,132
Vehicle loans	29
Capitalized lease obligations	64
Notes payable	12,042

Total liabilities	$14,267

STOCKHOLDERS’ EQUITY
Common stock, stated value $.001, 20,000,000 shares authorized, 1,109,481 shares issued and outstanding	$1
Additional paid in capital	7,163
Unearned compensation	(42)
Stock notes receivable	(204)
Accumulated deficit	(9,334)

Total stockholders’ equity	$(2,416)

Total liabilities and stockholders’ equity	$11,850

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF OPERATIONS

Three and Nine Months Ended June 30, 2003 and 2002

(In thousands except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue
Property gross revenue	$2,257	$2,688	$6,809	$8,006
Other income		4	3	7

Total revenue	$2,257	$2,692	$6,812	$8,013

Expenses
Property operating expenses	$1,905	$2,155	$5,885	$6,423
Administrative and overhead expenses	204	173	581	502
Stock option compensation	43	53	140	160
Interest expense	196	255	587	767
Depreciation	124	152	377	457

Total expenses	$2,472	$2,788	$7,570	$8,318

	$(215)	$(96)	$(758)	$(305)
Loss from write down of long lived assets	(4,136)		(4,136)
Gain on disposition of property			6
Equity in net income (loss) of joint venture		15		17

Net (loss)	$(4,351)	$(81)	$(4,888)	$(288)

(Loss) per common share	$(3.92)	$(0.08)	$(4.41)	$(0.30)

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

Six Months Ended June 30, 2003

(In thousands)

		Additional
		Paid-
	Common	In	Unearned	Stock Notes	Accumulated
	Stock	Capital	Compensation	Receivable	(Deficit)	Total

Balance, September 30, 2002	$1	$7,152	$(171)	$(204)	$(4,446)	$2,332
Stock option compensation		11	129			140
Net (loss)					(4,888)	(4,888)

Balance, March 31, 2003	$1	$7,163	$(42)	$(204)	$(9,334)	$(2,416)

AGEMARK CORPORATION

STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2003 and 2002

(In thousands)

(Unaudited)

	2003		2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)		$(4,888)	$(288)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation		377	457
Stock option compensation		140	160
Loss from write down of long-lived assets		4,136
Gain on disposition of property		(6)
Undistributed loss (income)from joint venture			(17)
Change in assets and liabilities:
(Increase) decrease in other assets		86	(31)
Increase in accounts payable and accrued liabilities		110	140

Net cash (used in) provided by operating activities		$(45)	$421

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment		$(276)	$(276)
Investment in joint venture			91

Net cash (used in) investing activities		$(276)	$(185)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable		$(29)	$(26)

Net cash (used in) financing activities		$(29)	$(26)

Net increase (decrease) in cash and cash equivalents		$(350)	$210
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		519	188

Cash and cash equivalents, end of period		$169	$398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest		$430	$609

Taxes		$2	$0

Non cash investing and financing activities:
Note received from sale of property		170

Common stock issued to officers and directors for notes receivable	$		$204

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

Note 2. Transactions With Affiliates

The Company contracted with Opus X, Inc. (“Opus”) for the management of its owned and operated properties. Opus is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services was 3.75% of gross income paid monthly. For the three and nine months ended June 30, 2003, management fees of $84,623 and $255,354, respectively, and for the three and nine months ended June 30, 2002, management fees of 100,801 and $300,230, respectively, are included in the property operating expenses on the statement of operations for services provided by Opus. At June 30, 2003 accounts payable includes $28,000 owed by the Company to Opus.

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

On January 29, 2003 the Company executed a contract to sell its Hastings, Nebraska property for $2,150,000 to Martin Hug, an employee of the Company, and entities affiliated with Messrs. Westin and Pittore. Mr. Hug currently serves as the Company’s operations officer. The sale of the Hastings Property to Mr. Hug and the entities affiliated with Messrs. Westin and Pittore is conditioned upon stockholder approval of the sale and upon the purchasers’ bid being the highest bid at auction.

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

Note 4. Liquidation and Dissolution

On January 27, 2003, Agemark filed a preliminary proxy statement on Schedule 14A with the Securities and Exchange Commission relating to the proposed sale of the Company’s assets and the liquidation and dissolution of the Company. The Board of Directors has determined that such a sale of assets and liquidation and dissolution of the Company is in the best interests of the Company’s stockholders. After the definitive proxy statement is filed with the Securities and Exchange Commission, the Company intends to solicit stockholder approval of the sale of the Company’s assets and the liquidation and dissolution of the Company

Note 5. Employee Stock Incentive Plan

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

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 5. Employee Stock Incentive Plan (continued)

If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by Statement of Financial Accounting Standards No. 123, stock option compensation cost in the statements of operations for the three and nine months ended June 30, 2003 would have decreased by $43,000 and $129,000, respectively, resulting in net losses of $4.308,000 and $4,759,000, respectively and basic losses per common share would have been $3.88 and $4.29 respectively. For the three and nine months ended June 30, 2002, stock option compensation cost would have decreased by $43,000 and $128,000, respectively, resulting in net losses of $38,000 and $160,000, respectively and basic losses per common share would have been $0.04 and $0.17, respectively.

Note 6. Property and Equipment, Impaired Assets to be Disposed of, Impaired Assets to be Held and Used and Loss from Write Down of Long-lived Assets

The Company has evaluated all of its assets. The process has resulted in the conclusion that many of the Company’s assets were valued in excess of their net realizable values. Utilizing data from sales negotiated with independent third parties and data provided by brokers and other sources, the Company has come to the following conclusions as of June 30, 2003:

Property and equipment consists of certain home office equipment and the facilities located in Chanute, KS, Port Huron, MI and Dickinson, ND. The estimated net realizable value of this group is in excess of their net book values. As a result, no impairment loss has been recorded. Notes payable associated with these assets totaled $806,000 and associated accrued interest was $79,000. The Company has entered into contracts to sell both the Port Huron, MI and Dickinson, ND facilities.

Impaired assets to be disposed of consists of the facilities located in Rock Island, IL and Hastings, NE. An impairment loss of $705,000 has been recognized as of June 30, 2003. The properties are subject to notes payable with an outstanding balance of $6,460,000 and associated accrued interest of $635,000. The Company has entered into contracts to sell both the Rock Island, IL and Hastings, NE facilities.

Impaired assets to be held and used consists of the facilities located in Beatrice, NE, Fort Madison, IA and Williston, ND. An impairment loss of $3,431,000 has been recognized as of June 30, 2003. The properties are subject to notes payable with an outstanding balance of $4,776,000 and accrued interest of $464,000.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended
June 30, 2002

     The Company sold its Cumberland, MD property in August, 2002. Total property gross revenue decreased from $2,688,000 in the three months ended June 30, 2002 to $2,257,000 in the three months ended June 30, 2003 reflecting the absence of the property sold. Property operating expenses decreased in the 2003 period to $1,905,000 from $2,155,000 in the 2002 period. This decrease was attributable to lower expenses attributable the Cumberland property offsetting increased maintenance, marketing and personnel costs. Administrative expenses increased from $173,000 in 2002 to $203,000 in 2003 reflecting higher legal expenses associated with the SEC’s review of our proxy statement. Stock option compensation decreased from $53,000 in 2002 to $43,000 in 2003 reflecting the expiration of the vesting term for most options granted. Interest expense was $196,000 for the three months ended June 30, 2003 compared to $255,000 for the three months ended June 30, 2002 reflecting the payoff of a substantial amount notes payable. Depreciation expense was $124,000 in 2003 versus $152,000 in 2002 reflecting the sale of the Cumberland property. No income was received in 2003 from the investment in the joint venture as this interest was sold on July 1, 2002. The Company has evaluated all of its assets. That process has resulted in the conclusion that most of the Company’s assets were valued in excess of their net realizable values. Utilizing data from sales negotiated with independent third parties and data provided by brokers and other sources, the company has recognized a loss from write down of long lived assets of $4,136,000 as of June 30, 2003.

Nine Months Ended June 30, 2003 Compared to the Nine Months Ended
June 30, 2002

     Total property gross revenue decreased from $8,006,000 in the nine months ended june 30, 2002 to $6,809,000 in the nine months ended June 30, 2003 reflecting the absence of the property sold. Property operating expenses decreased in the 2003 period to $5,885,000 from $6,425,000 in the 2002 period. This decrease was attributable primarily to increased maintenance, marketing and personnel costs offsetting the drop in Cumberland’s expenses. Administrative expenses increased from $502,000 in 2002 to $581,000 in 2003 reflecting higher legal costs associated with the SEC’s review of our proxy statement. Stock option compensation decreased from $160,000 in 2002 to $140,000 in 2003 reflecting the expiration of the vesting term for most options granted. Interest expense was $587,000 for the nine months ended June 30, 2003 compared to $767,000 for the nine months ended June 30, 2002 reflecting the payoff of a substantial amount notes payable. Depreciation expense was $377,000 in 2003 compared to $457,000 in 2002. No income was received in 2003 from the investment in the joint venture as this interest was sold on July 1, 2002. The Company has evaluated all of its assets. That process has resulted in the conclusion that most of the Company’s assets were valued in excess of their net realizable values. Utilizing data from sales negotiated with independent third parties and data provided by brokers and other sources, the company has recognized a loss from write down of long lived assets of $4,136,000 as of June 30, 2003.

Liquidity and Capital Resources

     Net cash used in operations during the nine months ended June 30, 2003 was $45,000. The largest items offsetting the net loss of $4,888,000 were the non-cash loss from write down of long lived assets of $4,136,000, depreciation expense of $377,000 and stock option compensation of $140,000. The increase of $110,000 in accounts payable and accrued liabilities consists largely of the difference between the interest accruing on the Company’s major notes payable and the amount required to be paid on those notes. This amount is deferred by agreement to the maturity date of the notes.

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

     On May 1, 2002 the Company received an offer to purchase the facility in Cumberland, MD for $3,300,000 and the Company’s 25% interest in the joint venture also located in Cumberland, MD for $200,000. These offers were made by entities controlled by directors and officers Richard J. Westin and Jesse A. Pittore. Prior to accepting the offers received, the Company held an auction of the properties on June 5, 2002 after advertising the auction for the month of May in the national edition of the Wall Street Journal and the Baltimore Sun. The Company received 30 responses seeking additional information, which was provided, but no bids were received. The sale of the joint venture interest closed on July 1, 2002. The sale of the Cumberland, MD facility closed at the end of August, 2002. The Company used the majority of the proceeds of these two transactions to repay and thereby extend the due date of the secured indebtedness from September 30, 2002 to September 30, 2003. Further sales of the Company’s assets are contemplated and are more fully explained in the proxy statement filed with the SEC and currently under SEC review.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

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

AGEMARK CORPORATION

September 4, 2003	/s/ Richard J. Westin

Richard J. Westin,
Chief Executive Officer

September 4, 2003	/s/ James P. Tolley

James P. Tolley,
Chief Financial Officer and
Principal Accounting Officer

EXHIBIT INDEX

TO AMENDED QUARTERLY REPORT ON FORM 10-QSB/A

FOR AGEMARK CORPORATION

Exhibit No.	Description

11	Statement regarding Computation of Per Share Earnings
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Section 906 Certification of Chief Executive Officer
32.2	Section 906 Certification of Chief Financial Officer