Form 10-Q/A
period 2003-06-30
AGEMARK CORP
filed 2003-09-19
CIK 1077641

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ .

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
SIGNATURES
EXHIBIT INDEX
Exhibit 11
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Page

PART I. FINANCIAL INFORMATION
ITEM 1. Financial Statements	2
ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
ITEM 3 Controls and Procedures	13
PART II. OTHER INFORMATION
ITEM 6. Exhibits and Reports on Form 8-K	14
SIGNATURES	15
EXHIBIT INDEX	16

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AGEMARK CORPORATION

BALANCE SHEET

June 30, 2003

(In thousands except share data)

(Unaudited)

ASSETS
Cash and cash equivalents	$169
Property and equipment, net	12
Property and equipment, net, held for sale	3,455
Impaired assets to be disposed of by sale	3,890
Impaired assets to be held and used	3,752
Other assets	572

Total assets	$11,850

LIABILITIES AND STOCKHOLDERS’ EQUITY
LIABILITIES
Accounts payable and accrued liabilities	$2,132
Vehicle loans	29
Capitalized lease obligations	64
Notes payable	12,042

Total liabilities	$14,267

STOCKHOLDERS’ EQUITY
Common stock, stated value $.001, 20,000,000 shares authorized, 1,109,481 shares issued and outstanding	$1
Additional paid in capital	7,163
Unearned compensation	(42)
Stock notes receivable	(204)
Accumulated deficit	(9,334)

Total stockholders’ equity	$(2,416)

Total liabilities and stockholders’ equity	$11,850

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENTS OF OPERATIONS

Three and Nine Months Ended June 30, 2003 and 2002

(In thousands except share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Revenue
Property gross revenue	$1,524	$2,012	$4,660	$6,020
Other income		4	3	7

Total revenue	$1,524	$2,016	$4,663	$6,027

Expenses
Property operating expenses	$1,357	$1,633	$4,167	$4,909
Administrative and overhead expenses	204	173	581	502
Stock option compensation	43	53	140	160
Interest expense	109	171	326	508
Depreciation	85	113	257	340

Total expenses	$1,798	$2,143	$5,471	$6,419

	$(274)	$(127)	$(808)	$(392)
Loss from write down of long lived asset to be held and used	(3,431)		(3,431)
Gain on disposition of property			6
Equity in net income (loss) of joint venture		15		17

(Loss) from continuing operations	$(3,705)	$(112)	$(4,233)	$(375)
Discontinued operations of facilities to be disposed of by sale
Loss from write down of long lived assets	(705)		(705)
Gain from operation of facilities	59	31	50	87

Gain (loss) on discontinued operations	(646)	31	(655)	87
Net (loss)	(4,351)	(81)	(4,888)	(288)

(Loss) per common share	$(3.92)	$(0.08)	$(4.41)	$(0.30)

See accompanying notes to financial statements.

AGEMARK CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

Nine Months Ended June 30, 2003

(In thousands)

		Additional
	Common	Paid-In	Unearned	Stock Notes	Accumulated
	Stock	Capital	Compensation	Receivable	(Deficit)	Total

Balance, September 30, 2002	$1	$7,152	$(171)	$(204)	$(4,446)	$2,332
Stock option compensation		11	129			140
Net (loss)					(4,888)	(4,888)

Balance, June 30, 2003	$1	$7,163	$(42)	$(204)	$(9,334)	$(2,416)

AGEMARK CORPORATION

STATEMENTS OF CASH FLOWS

Nine Months Ended June 30, 2003 and 2002

(In thousands)

(Unaudited)

	2003		2002

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)		$(4,888)	$(288)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation		377	457
Stock option compensation		140	160
Loss from write down of long-lived assets		4,136
Gain on disposition of property		(6)
Undistributed loss (income) from joint venture			(17)
Change in assets and liabilities:
(Increase) decrease in other assets		86	(31)
Increase in accounts payable and accrued liabilities		110	140

Net cash (used in) provided by operating activities		$(45)	$421

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment		$(276)	$(276)
Investment in joint venture			91

Net cash (used in) investing activities		$(276)	$(185)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on notes payable		$(29)	$(26)

Net cash (used in) financing activities		$(29)	$(26)

Net increase (decrease) in cash and cash equivalents		$(350)	$210
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD		519	188

Cash and cash equivalents, end of period		$169	$398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash payments for:
Interest		$430	$609

Taxes		$2	$0

Non cash investing and financing activities:
Note received from sale of property		170

Common stock issued to officers and directors for notes receivable	$		$204

See accompanying notes to financial statements.

AGEMARK CORPORATION

NOTES TO FINANCIAL STATEMENTS

Note 1.	Basis of Presentation

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

Note 6.	Property and Equipment, Impaired Assets to be Disposed of by Sale, Impaired Assets to be Held and Used and Loss from Write Down of Long-lived Assets

The Company has evaluated all of its assets. The process has resulted in the conclusion that some of the Company’s assets were valued in excess of their fair values. Utilizing data from sales negotiated with independent third parties and data provided by brokers and other sources, the Company has come to the following conclusions as of June 30, 2003:

Property and equipment consists of certain home office equipment and the facilities located in Chanute, KS, Port Huron, MI and Dickinson, ND. The fair value of this group of assets is in excess of their carrying values. As a result, no impairment loss has been recorded. Notes payable associated with these assets totaled $806,000 and associated accrued interest was $79,000. The Company has entered into contracts to sell both the Port Huron, MI and Dickinson, ND facilities. These sales are expected to become final within the next twelve months.

Impaired assets to be disposed of by sale consists of the facilities located in Rock Island, IL and Hastings, NE. An impairment loss of $705,000 has been recognized as of June 30, 2003 to reduce the carrying amount of $4,495,000 for the facilities to their fair values less costs to sell. The properties are subject to notes payable with an outstanding balance of $6,460,000 and associated accrued interest of $635,000. The Company has entered into contracts to sell both the Rock Island, IL and Hastings, NE facilities. These sales are expected to become final within the next twelve months.

Impaired assets to be held and used consists of the facilities located in Beatrice, NE, Fort Madison, IA and Williston, ND. An impairment loss of $3,431,000 has been recognized as of June 30, 2003 to reduce the carrying amount of $7,183,000 for the facilities to their fair values. Fair value was determined based on data provided by independent brokers and other sources. The properties are subject to notes payable with an outstanding balance of $4,776,000 and accrued interest of $464,000.

Note 7.	Discontinued Operations

The operating results, including interest expense, for the facilities located in Rock Island, IL and Hastings, NE are included in discontinued operations for 2003. The prior year amounts for 2002 in the accompanying financial statements for these facilities have been reclassified to conform to the 2003 presentation.

Note 8.	Total Interest Expense

Total interest expense for the three and nine months ended June 30, 2003 was $196,000 and $587,000, respectively. Total interest expense for the three and nine months ended 2002 was $255,000 and $767,000.

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

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

     The Company sold its Cumberland, MD property in August, 2002. Total property gross revenue decreased from $2,012,000 in the three months ended June 30, 2002 to $1,524,000 in the three months ended June 30, 2003 reflecting the absence of the property sold. Property operating expenses decreased in the 2003 period to $1,357,000 from $1,633,000 in the 2002 period. This decrease was attributable to lower expenses attributable the Cumberland property offsetting increased maintenance, marketing and personnel costs. Administrative expenses increased from $173,000 in 2002 to $204,000 in 2003 reflecting higher legal expenses associated with the SEC’s review of our proxy statement. Stock option compensation decreased from $53,000 in 2002 to $43,000 in 2003 reflecting the expiration of the vesting term for most options granted. Interest expense was $109,000 for the three months ended June 30, 2003 compared to $171,000 for the three months ended June 30, 2002 reflecting the payoff of a substantial amount notes payable. Depreciation expense was $85,000 in 2003 versus $113,000 in 2002 reflecting the sale of the Cumberland property. No income was received in 2003 from the investment in the joint venture as this interest was sold on July 1, 2002. The Company has evaluated all of its assets. That process has resulted in the conclusion that some of the Company’s assets were valued in excess of their fair values. Utilizing data from sales negotiated with independent third parties and data provided by brokers and other sources, the company has recognized a loss from write down of long lived assets of $3,431,000 as of June 30, 2003.

     Discontinued operations consists of the operations of the facilities located in Rock Island, IL and Hastings, NE. The evaluation process cited above resulted in losses from the write down of long lived assets of $705,000 for 2003. Operations of these facilities resulted in net income of $59,000 in 2003, up from $31,000 in 2002.

Nine Months Ended June 30, 2003 Compared to the Nine Months Ended June 30, 2002

     Total property gross revenue decreased from $6,020,000 in the nine months ended June 30, 2002 to $4,660,000 in the nine months ended June 30, 2003 reflecting the absence of the property sold. Property operating expenses decreased in the 2003 period to $4,167,000 from $4,909,000 in the 2002 period. This decrease was attributable primarily to increased maintenance, marketing and personnel costs offsetting the drop in Cumberland’s expenses. Administrative expenses increased from $502,000 in 2002 to $581,000 in 2003 reflecting higher legal costs associated with the SEC’s review of our proxy statement. Stock option compensation decreased from $160,000 in 2002 to $140,000 in 2003 reflecting the expiration of the vesting term for most options granted. Interest expense was $326,000 for the nine months ended June 30, 2003 compared to $508,000 for the nine months ended June 30, 2002 reflecting the payoff of a substantial amount notes payable. Depreciation expense was $257,000 in 2003 compared to $340,000 in 2002. No income was received in 2003 from the investment in the joint venture as this interest was sold on July 1, 2002. The Company has evaluated all of its assets. That process has resulted in the conclusion that some of the Company’s assets were valued in excess of their fair values. Utilizing data from sales negotiated with independent third parties and data provided by brokers and other sources, the company has recognized a loss from write down of long lived assets of $3,431,000 as of June 30, 2003.

     Discontinued operations consists of the operations of the facilities located in Rock Island, IL and Hastings, NE. The evaluation process cited above resulted in losses from the write down of long lived assets of $705,000 for 2003. Operations of these facilities resulted in net income of $50,000 in 2003, down from $87,000 in 2002.

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

AGEMARK CORPORATION

September 19, 2003	/s/ Richard J. Westin

Richard J. Westin,
Chief Executive Officer

September 19, 2003	/s/ James P. Tolley

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