Form 10KSB
period 2003-09-30
AGEMARK CORP
filed 2004-01-13
CIK 1077641

                                  UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                   FORM 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended September 30, 2003 OR

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

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      State issuer's revenues for its most recent fiscal year: $9,416,000

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the per-share market value of $4.21 as determined by the Board of Directors of the issuer as of September 30, 2003 was $2,809,670.

      Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

      At September 30, 2003 there were 1,045,182 shares of common stock, par value $.001 per share, of the registrant issued and outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable.

      Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                          Page
                                                                          ----
PART I.................................................................     3

   Item 1. DESCRIPTION OF BUSINESS.....................................     3

   Item 2. DESCRIPTION OF PROPERTY.....................................    11

   Item 3. LEGAL PROCEEDINGS...........................................    12

   Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    12

PART II................................................................    14

   Item 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS.....    14

   Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...    14

   Item 7. FINANCIAL STATEMENTS........................................    18

   Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.........................    34

   Item 8A. CONTROLS AND PROCEDURES....................................    34

PART III...............................................................    34

   Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..    34

   Item 10. EXECUTIVE COMPENSATION.....................................    35

   Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT..................................................    36

   Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............    37

   Item 13. EXHIBITS AND REPORTS ON FORM 8K............................    40

   Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................    41

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

      Agemark Corporation (the "Company") owns and operates assisted living residences, which offer a combination of housing and personalized services for senior citizens who can no longer live independently but who do not require the 24-hour medical care provided by a skilled nursing facility. During 2003 the Company operated 7 properties located in non-urban, secondary markets in four states. The Company currently operates 2 of such properties. The Company's primary focus is on "private pay" residents, who generally pay for the Company's services from their own funds, with the help of other family members or through private insurance.

BACKGROUND AND FORMATION OF THE COMPANY

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

RECENT EVENTS

      In October of 2003 the Company solicited stockholder approval for the sale of substantially all of the assets of the Company and the voluntary liquidation and dissolution of the Company. Both the sale of assets and the liquidation and dissolution were approved by the Company's stockholders on October 28, 2003. The Company is in the process of completing the sales of its properties and plans to liquidate and dissolve in the near future.

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

SERVICES

      During fiscal 2003 the Company operated assisted living facilities in the following locations: Rock Island, Illinois; Fort Madison, Iowa; Port Huron, Michigan; Beatrice, Nebraska; Hastings, Nebraska; Dickinson, North Dakota; and Williston, North Dakota. Except for the facilities in North Dakota, which are modern buildings, the facilities operated by the Company in 2003 were located in historic, renovated hotels, most of which are on the National Register of Historic Places. The Company's facilities range in size from 64 units to 115 units. See Item 2 -- "Description of Property."

      Assisted Living Properties. The Company's current portfolio of properties consists of 2 properties, Beatrice, Nebraska and Fort Madison, Iowa. These properties are aimed at the middle to more affordable price range within the senior care market. The Company offers a range of assisted living care and services, which are available 24 hours per day at each of its assisted living facilities. The services offered by the Company include personal care, support and certain supplemental services. Personal care services include assistance with ADLs, such as ambulating, bathing, dressing, eating, grooming, personal hygiene, monitoring or assistance with medications and confusion management. Support services include meal preparation, assistance with social and recreational activities, laundry services, general housekeeping, maintenance services and transportation services. Supplemental services, which are offered at an extra charge, include beauty and barber services, extra laundry services and non-routine care services. The rates for assisted living units at the Company's facilities range from approximately $1,000 to $2,400 per month, depending, among other things, on the size of the unit and the location of the community.

MARKETING AND SALES

      The Company's marketing strategy is intended to create awareness of the Company and its services among potential residents and their family members and referral sources, such as physicians, clergy, local area agencies for the elderly, home health agencies and social workers. The affiliated management company, Opus X, Inc, provides coordination and overall strategies for promoting the Company throughout its markets. Additionally, the Company has hired an outside marketing and public relations firm to develop marketing materials for the Company as a whole and for each of the Company's facilities. The Company also relies on print advertising, yellow pages advertising, direct mail, signage and special events, such as grand openings for new facilities and community receptions.

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

EMPLOYEES

      As of October 5, 2003, the Company had approximately 209 employees, including 135 part-time employees. None of the Company's employees are currently represented by a union. The Company believes that it has a good relationship with its employees, in part because it provides them with annual cash bonuses, a stock option program, health care coverage and a 401(k) program.

FACTORS THAT MAY AFFECT RESULTS

      The Company's business, financial condition and results of operations are subject to many risks, including those discussed under " -- Competition" and " -- Government Regulation" above and those set forth below.

Risks Relating to the Business

      Limited Operating History. The Company was incorporated in 1997 and began operations in January 1998 and consequently has a limited operating history. Accordingly, there can be no assurance that the Company will not incur losses. Failure to achieve profitability could have a material adverse effect on the Company's business, results of operations and financial condition.

      Formation from Chapter 11 Proceedings. The Company was formed pursuant to the Plan of Reorganization, which became effective on September 30, 1998. The Company's experience with Chapter 11 reorganization has affected the Company's ability to negotiate favorable trade terms with vendors. The failure to obtain such favorable terms could have a material adverse effect on the Company's business, results of operations and financial condition.

      Obtaining Residents and Maintaining Rental Rates. As of September 30, 2003, the senior citizen housing facilities owned and operated by the Company had a combined occupancy rate of approximately 79%. Occupancy may drop in these facilities primarily due to changes in the health of residents, increased competition from other providers of assisted living services that may give residents more choices with respect to the provision of such services, and changes in state regulations. Turnover among residents is affected by their health, and higher turnover can adversely affect the Company's results of operations. There can be no assurance that, at any time, any of the Company's facilities will be substantially occupied at assumed rents. In addition, full occupancy may be achievable only at rental rates below those assumed. The Company's operating expenses could be affected adversely by a variety of factors, including the level of services required to retain residents, which in turn is affected by the age and health of residents. If operating expenses increase, local rental market conditions may limit the extent to which rents may be increased. In addition, the failure of the Company to generate sufficient revenue could result in an inability to make interest and principal payments on its indebtedness.

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

Risks Relating to Sale of Assets and Liquidation and Dissolution

      Proceeds May be Insufficient to Meet Needs. The proceeds from the sale of the Company's assets, recently approved by the Company's stockholders, is estimated at $10 million. Depending upon the actual purchase prices, the results of future operations, and the liabilities of the Company at the time of sale of the assets is completed, the proceeds of the sale of the Company's assets together with the Company's other assets may not be sufficient to meet its obligations to creditors. Further, no assurance can be given that the sale of the Company's assets will allow the Company to pay its creditors. No assurance can be given that even if the sale of the Company's assets is completed, the Company will not elect to or be forced into bankruptcy proceedings.

      Lack of Third Party Fairness Opinion or Recommendation by Independent Director. In connection with the sale of the Company's assets, the Company has not obtained a third party fairness opinion regarding the value of the properties that we are selling, or have sold, or the fairness of the asking prices and bid prices of the properties. Additionally, the auction process is designed to find the current fair market value of Agemark's assets. The Board has not obtained, and will not obtain, a separate recommendation from an independent director as to the base prices or asking prices of the properties. As a result, the prices we have assigned to the properties may not reflect the actual value of the properties, which may result in a lower return for the Company's stockholders.

      Short Term Sales May Not Maximize Stockholder Value. Because the Company is seeking to consummate the Sale of Assets in the near to short term in order to minimize the losses associated with operating the Company, the Company's Stockholders may not realize the long term value of their investment.

      No Distribution to Stockholders. While our expectation is that approximately three million to four million dollars may be available for distribution to stockholders in the liquidation following the sale of the Company's assets, the sale of assets may not produce proceeds sufficient to allow any distribution to stockholders. No assurance can be given that the sale of the Company's assets may be consummated or that its consummation will be sufficient to permit the Company to manage or satisfy its existing obligations, or that if the sale of the Company's assets is consummated, that the Company will be able to dispose of the remaining assets in a manner which will lead to a distribution to the stockholders.

      We might not be able to receive reasonable value from the sale of our assets. The value that stockholders may ultimately realize as a result of the sale of the Company's assets and the liquidation of Agemark is dependent in part on the proceeds received from the sale of the assets or other disposition of our operating assets. It may be difficult to obtain a favorable return when selling the operating assets in connection with the liquidation and dissolution of Agemark. The total value stockholders receive upon liquidation is subject to many variables and risks. Stockholders will also receive distributions from the liquidating trust, the timing of which will be at the discretion of the trustee, unless the trustee determines that any such distribution would be inconsistent with the purposes of the trust. Later, if there are assets remaining in the liquidating trust, after the trustee is satisfied that all liabilities of Agemark are paid, the beneficial owners of the trust will receive cash in connection with the liquidation of the trust. The value of what stockholders receive will be a product of various factors and risks including:

      - the proceeds received from the sale or other disposition of our operating assets;

      - the amount of Agemark's actual and potential liabilities, such as any payments made in connection with our secured obligations.

ITEM 2. DESCRIPTION OF PROPERTY

      The following table sets forth, as of September 30, 2003, certain information as to the facilities owned by the Company:

                                        No. of     Year        Year
          Facility Location              Beds     Built   Reopened(1)  Date Sold
-----------------------------------     ------    -----   -----------  ---------
Rock Island, Illinois                     92       1926      1990      9/11/03
Fort Madison, Iowa                        75       1954      1988
Port Huron, Michigan                      72       1896      1990      10/10/03
Beatrice, Nebraska                        64       1934      1989
Hastings, Nebraska                        80       1914      1988      9/23/03
Dickinson, North Dakota                   78       1980      1990      10/9/03
Williston, North Dakota                  115       1983      1988      12/31/03

----------
(1) "Year Reopened" refers to the year in which the facility was reopened as an assisted living facility, after renovation of the historic property. The Company's facilities at Dickinson, North Dakota and Williston, North Dakota are not historic properties.

      The Company's properties were subject to secured indebtedness and accrued interest of approximately $13,000,000. Management negotiated an agreement with the debt holder to reduce this amount to $6,100,000. That agreement was confirmed on September 26, 2003. The total reduced amount of the secured indebtedness of $6,100,000 was repaid in full by October 10, 2003 as a result of the transactions discussed below.

      The Company is in the process of selling all of its properties. On September 11, 2003 the Company sold its Rock Island, Illinois property to an independent third party. Proceeds of $1,872,000 were used to repay secured indebtedness. On September 23, 2003 the Company sold its Hastings, Nebraska property to officers and directors Richard J. Westin and Jesse A. Pittore and former employee Martin Hug. Proceeds of $1,612,000 were used to repay secured indebtedness. Subsequent to the end of the fiscal year, the Company sold its Dickinson, North Dakota, Port Huron, Michigan and Williston, North Dakota properties. On October 9, 2003 the Company sold its Dickinson, North Dakota property to officers and directors Richard J. Westn and Jesse A. Pittore. Proceeds of $1,588,000 were used to repay secured indebtedness. On October 10, 2003 the Company sold its Port Huron, Michigan property to an independent third party. Proceeds of $1,028,000 were used to repay secured indebtedness and the Company retained approximately $300,000. On December 31, 2003 the Company sold its Williston, North Dakota property to an independent third party. Proceeds of $2,375,000 have been retained by the Company.

      As indicated above, the purchasers in two of the transactions are affiliates of the Company. Both Richard J. Westin and Jesse A. Pittore are officers and directors of the Company. Their offers for these property interests were tested in an auction process that took place during the month of August, 2003. The auction was advertised in the national edition of the Wall Street Journal and regional newspapers . These advertisements produced approximately 10 responses for additional information. Each of the respondents to the advertisements was sent additional information regarding the property and the auction process. No further interest in either property was expressed by any of these respondents. None of the respondents pursued the auction further by visiting the property or bidding on the property. The auction was held on August 31, 2003. The only bids made on the property were those by Messrs Westin and Pittore.


      All remaining properties owned by the Company are for sale pursuant the Plan of Liquidation approved by stockholders October 28, 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On October 28, 2003, subsequent to the end of our fiscal year, the following matters were submitted to and approved by a vote of the stockholders with the results of the voting being as shown:

      Proposal to approve the sale of substantially all of the assets of the Company, including its facilities located in: Beatrice Nebraska; Fort Madison, Iowa; Port Huron, Michigan; Dickinson, North Dakota; Williston, North Dakota; Cumberland, Maryland; Chanute, Kansas; and Rock Island, Illinois.


For:                                         670,280
Against:                                       2,445
Abstained:                                     6,337

      Proposal to approve the voluntary liquidation and dissolution of the Company pursuant to the Plan of Liquidation and Dissolution submitted to stockholders.


For:                                         668,939
Against:                                       2,191
Abstained:                                     7,932

      Proposal to elect a director to serve until the 2006 Annual Meeting of Stockholders and thereafter until his successor is elected and qualified.

       NOMINEE              FOR               WITHHELD AUTHORITY
-------------------     ----------            ------------------
Richard Westin            654,860                   24,202


      Proposal to ratify the appointment of Timpson Garcia as our independent accountants for the fiscal year ending September 30, 2003:

For:                                         668,201
Against:                                       3,070
Abstained:                                     7,791

ITEM 5. MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

      There is currently no public trading market for the Company's Common Stock. As of December 15, 2003, there were 3,755 stockholders of record.

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

      In December 1998, the stockholders of the Company approved the adoption of the Company's 1997 Employee Stock Incentive Plan, a stock option plan for certain employees and directors. As of September 30, 2003, options to purchase up to a total of 237,164 shares of common stock were granted at exercise prices ranging from $1.00 to $1.10 per share to the officers and directors of the Company. The Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 701 under the Securities Act.

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

RESULTS OF OPERATIONS

OVERVIEW

      The application of various accounting rules has resulted in reclassifications of current and prior year operating results and the characterization of results from most of the Company's properties as being from Discontinued Operations.

TWELVE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE TWELVE MONTHS ENDED SEPTEMBER 30, 2002

CONTINUING OPERATIONS

      Property gross revenue decreased from $2,496,000 for the twelve months ended September 30, 2002 to $2,477,000 for the twelve months ended September 30, 2003, reflecting lower occupancy at the Company's Port Huron, MI property.

      Payments on the Company's secured indebtedness were allowed to be deferred during a moratorium period from June, 2000 through January, 2001. To the extent amounts have been expended to make improvements to the Company's Hastings, NE property these payments have been forgiven. During the period ended September 30, 2002, $89,000was paid or incurred for such improvements.

      For several years management of the Company has been negotiating with the holder of the Company's secured indebtedness for a reduction in the amount of the indebtedness and a forgiveness of the interest accrued on the secured indebtedness. On September 26, 2003 the court which controls the operations of the holder of the secured indebtedness approved and confirmed the forgiveness of a total of $6,937,000 of principal and interest to an agreed amount of $6,100,000.

      Other income decreased from $8,000 in 2002 to $2,000 in 2003.

      Property operating expenses increased from $2,109,000 in the 2002 period to $2,271,000 in the 2003 period, reflecting higher costs of providing higher levels of services primarily driven by higher personnel and insurance costs.

      Administrative and overhead expenses increased from $687,000 in the 2002 period to $799,000 in the 2003 period. The increase reflects primarily an increase in legal costs relating to the filing and approval of the Company's 2003 proxy solicitation. Administrative and overhead expenses for the 2003 period consisted of $553,000 in salaries and other personnel-related costs including employee benefits, payroll taxes and travel expenses; legal and accounting expenses of $137,000; office and occupancy costs of $39,000; and other administrative costs of $70,000. Administrative and overhead expenses for the 2002 period consisted of $510,000 in salaries and other personnel-related costs including employee benefits, payroll taxes and travel expenses; legal and accounting expenses of $55,000; office and occupancy costs of $35,000; and other administrative costs of $87,000.

      Stock option compensation decreased from $215,000 during the 2002 period to $182,000 during the 2003 period, reflecting fewer options being ceded in the 2002 period.

      Interest expense decreased from $182,000 in the 2002 period to $36,000 in the 2003 due to lower amounts outstanding and agreement with the holder of the secured indebtedness to halt the accrual of additional interest.

DISCONTINUED OPERATIONS

      Operations classified as discontinued are those attributed to long-lived assets both reduced in carrying value and either held for sale or sold in the fiscal year or later. Those assets consist of Chanute, KS, Beatrice, NE, Fort Madison, IA, Williston, ND, Rock Island, IL and Hastings, NE in 2003 and all of those plus Cumberland, MD in 2002.

      Property gross revenue decreased from $8,101,000 for the twelve months ended September 30, 2002 to $6,670,000 for the twelve months ended September 30, 2003, reflecting no operations in the 2003 period for the Cumberland, MD property which was sold in August, 2002 offset by higher rental rates in the 2003 period. In general, higher rates reflect an increase in the kinds and quantities of services being provided to residents.

      Property operating expenses decreased from $6,470,000 in the 2002 period to $5,724,000 in the 2003 period, reflecting higher costs of providing higher levels of services primarily driven by higher personnel and insurance costs offsetting no costs for the Cumberland, MD property which was sold in August, 2002.

      Interest expense decreased from $843,000 in the 2002 period to $558,000 in the 2003 due to lower amounts outstanding and agreement with the holder of the secured indebtedness to halt the accrual of additional interest

      Depreciation decreased from $496,000 in 2002 to $334,000 in 2003 reflecting primarily the sale of the Cumberland, MD in August, 2002.

      Gain on sale of $376,000 in 2003 reflects the gain on the sale of the Company's Rock Island, IL and Hastings, NE properties. The loss on sale in 2002 reflects the loss on the sale of the Company's Cumberland, MD property.

      The loss from write down of long-lived assets of $4,136,000 for 2003 reflects the write down to fair values of the Company's Beatrice, NE, Fort Madison, IA and Williston, ND properties. The 2002 write down is attributable to the Company's Chanute, KS property.

      The gain on sale of joint venture interest of $98,000 is attributable to the Company's interest in the Countryhouse, LLC joint venture sold in August, 2002. The equity in net income of joint venture reflects the Company's share of the joint venture net income for 2002.

LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents decreased from $519,000 at September 30, 2002 to $34,000 at September 30, 2003. Net cash used in operations was $571,000 in the 2003 period compared to net cash provided by operations of $313,000 in the 2002 period. This change was primarily due to higher operating and administrative costs and the reduction of accrued payables.

      Net cash provided by investing activities in the 2003 period was $3,523,000 consisting of sales proceeds of $3,831,000 from the sale of the Company's Rock Island, IL and Hastings, NE properties. Offsetting these were additions to property and equipment of $308,000 at the Company's facilities. Net cash provided by investing activities was $2,507,000 in 2002, consisting of sales proceeds of $200,000 from the sale of the Company's interest in the joint venture , sales proceeds of $2,543,000 from the sale of the facility in Cumberland, MD and the recovery of $90,000 in advances to the joint venture. Offsetting these were additions to property and equipment of $326,000 at the Company's facilities.

      Net cash used in financing activities in the 2003 period was $3,437,000 consisting primarily of regular and special principal payments of $3,563,000 on secured notes payable and tax notes and $24,000 on capital lease obligations offset by loan proceeds of $150,000 in the form of a short term note to officer and director Richard J. Westin. Net cash used in financing activities in the 2002 period was $2,489,000 consisting primarily of regular and special principal payments of $2,485,000 on secured notes payable and tax notes.

      Virtually all of the Company's long-term debt has been forgiven or repaid between September 11, 2003 and October 10, 2003. The approval by stockholders the sale of substantially all assets and the liquidation and dissolution of the Company on October 28, directs management to sell the assets and distribute the net proceeds to stockholders. As of December 31, 2003 the Company owns only three remaining properties which it holds for sale: Chanute, KS, Beatrice, NE and Fort Madison, IA.

IMPACT OF INFLATION

      Management believes that the Company's operations have not been materially adversely affected by inflation. The Company expects that it will be able to offset the effects of inflation on salaries and other operating expenses by increases in rental rates, subject to applicable restrictions in North Dakota, where the Company receives subsidies.

ITEM 7. FINANCIAL STATEMENTS

                               AGEMARK CORPORATION
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            19

FINANCIAL STATEMENTS

Balance sheet as of September 30, 2003                                        20

Statements of operations for the years ended September 30, 2003 and 2002      21

Statements of stockholders' equity for the years ended September 30, 2003
  and 2002                                                                    22

Statements of cash flows for the years ended September 30, 2003 and 2002      23

Notes to financial statements                                              24-33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders and
Board of Directors of
Agemark Corporation

We have audited the accompanying balance sheet of AGEMARK CORPORATION (a Nevada corporation) as of September 30, 2003, and the related statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AGEMARK CORPORATION as of September 30, 2003 and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 16 to the financial statements, on October 28, 2003 the stockholders of the Company voted to approve the liquidation of substantially all of the Company's assets and the dissolution of the Company.

                                                TIMPSON GARCIA, LLP

Oakland, California
December 19, 2003, except for Note 16, as to which the date is December 31, 2003

                               AGEMARK CORPORATION

                                  BALANCE SHEET

                               SEPTEMBER 30, 2003

                                 (IN THOUSANDS)

                                     ASSETS

Cash and cash equivalents                                       $    34
Note receivable                                                     400
Property and equipment, net                                          12
Property and equipment, net, held for sale                        3,475
Impaired assets to be disposed of by sale                         3,719
Other assets                                                        425
                                                                -------
           Total assets                                         $ 8,065
                                                                =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

   Accounts payable and accrued liabilities                     $   575
   Vehicle loans                                                      6
   Note payable to officer and director                             150
   Notes payable                                                  2,647
                                                                -------
           Total liabilities                                    $ 3,378
                                                                =======

STOCKHOLDERS' EQUITY

   Common stock, stated value $.001, 20,000,000 shares
    authorized, 1,045,182 shares issued and outstanding         $     1
   Additional paid in capital                                     6,992
   Stock notes receivable                                          (204)
   Accumulated (deficit)                                         (2,102)
                                                                -------
           Total stockholders' equity                           $ 4,687
                                                                -------
           Total liabilities and stockholders' equity           $ 8,065
                                                                =======


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                            STATEMENTS OF OPERATIONS

                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                 (IN THOUSANDS )

                                                               2003          2002
                                                             -------       -------
Revenue
    Property gross revenue                                   $ 2,477       $ 2,496
    Interest and principal forgiven                            6,937            89
    Other income                                                   2             8
                                                             -------       -------
          Total revenue                                      $ 9,416       $ 2,593
                                                             -------       -------
Expenses
    Property operating expenses                              $ 2,271       $ 2,109
    Administrative and overhead expenses                         799           687
    Stock option compensation                                    182           215
    Interest expense                                              36           182
    Depreciation                                                  76           101
                                                             -------       -------
          Total expenses                                     $ 3,364       $ 3,294
                                                             -------       -------
          Income (loss) from continuing operations           $ 6,052       $  (701)
                                                             -------       -------

Discontinued operations of facilities to be disposed of
  Gain on sale of joint venture interest                          --            98
  Gain (loss) on sale of property                            $   376       $  (607)
  (Loss) from write down of long lived assets                 (4,136)          (25)
  Gain from operation of facilities                               54           296
  Equity in net income of joint venture                           --            18
                                                             -------       -------
          (Loss) on discontinued operations                  $(3,706)      $  (220)
                                                             -------       -------
          Income (loss) before income taxes                  $ 2,346       $  (921)
Income tax expense                                                 2             4
                                                             -------       -------
          Net income (loss)                                  $ 2,344       $  (925)
                                                             =======       =======


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                          YEAR ENDED SEPTEMBER 30, 2003

                                 (IN THOUSANDS)


                                   ADDITIONAL                        STOCK
                      COMMON        PAID-IN         UNEARNED         NOTES        ACCUMULATED
                       STOCK        CAPITAL       COMPENSATION     RECEIVABLE      (DEFICIT)       TOTAL
                    ----------     ----------      ----------      ----------     ----------     ----------
Balance,
September 30,
2002 .              $        1     $    7,152      $     (171)     $     (204)    $   (4,446)    $    2,332
Stock option
compensation                               11             171                                           182
Stock  redeemed                          (171)                                                         (171)
Net income                                                                             2,344          2,344
                    ----------     ----------      ----------      ----------     ----------     ----------
Balance,
September 30,
           2003     $        1     $    6,992      $      -0-      $     (204)    $   (2,102)    $    4,687
                    ==========     ==========      ==========      ==========     ==========     ==========

                               AGEMARK CORPORATION

                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED SEPTEMBER 30, 2003 AND 2002

                                 (IN THOUSANDS)

                                                                   2003            2002
                                                                 -------         -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                             $ 2,344         $  (925)
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
      Depreciation                                                   412             597
      Interest and principal forgiven                             (6,937)            (89)
      (Gain) on sale of joint venture interest                        --             (98)
      (Gain) loss on disposition of property                        (376)            607
      Loss from write down of long-lived assets                    4,136              25
      Stock option compensation                                      182             215
      Loan costs expensed                                             --               2
      Undistributed income from joint venture                         --             (18)
      Change in assets and liabilities:                               --
        (Increase) decrease in other assets                           57              (7)
        Increase (decrease) in accounts payable and
        accrued liabilities                                         (389)              4
                                                                 -------         -------
          Net cash provided by (used in) operating
          activities                                             $  (571)        $   313
                                                                 -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES
   Additions to property and equipment                           $  (308)        $  (326)
   Proceeds from sale of joint venture interest                       --             200
   Proceeds from sale of facilities                                3,831           2,543
   Distributions from joint venture                                   --              90
                                                                 -------         -------
          Net cash provided by investing activities              $ 3,523         $ 2,507
                                                                 -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from notes payable                                   $   150         $    --
   Proceeds from vehicle loans                                        --              32
   Principal payments on notes payable and vehicle loans          (3,563)         (2,485)
   Principal payments on capital lease obligations                   (24)            (36)
                                                                 -------         -------
          Net cash (used in) financing activities                $(3,437)        $(2,489)
                                                                 -------         -------

          Net increase (decrease) in cash and cash
          equivalents                                            $  (485)        $   331

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                         519             188
                                                                 -------         -------
          Cash and cash equivalents, end of year                 $    34         $   519
                                                                 =======         =======

SUPPLEMENTAL DISCLOSURES Cash payments for:
      Interest                                                   $   439         $   826
      Taxes                                                      $     2         $     4

   Noncash investing and financing activities:
      Stock redeemed in connection with sales of property        $   171         $    61
      Note payable cancelled on sale of facility                                 $   550


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

            In accordance with the Plan, a total of ten properties were transferred to the Company. Since 1998, the Company has sold four of its properties. As of September 30, 2003, the Company owns properties in Beatrice, NE, Fort Madison, IA, Chanute, KS, Williston, ND, Port Huron, MI and Dickinson, ND. Subsequent to September 30, 2003, the properties in Dickinson, Port Huron and Williston have been sold. (See Note 16).

            All of the above locations are operated as senior residential and assisted living facilities, except for the Chanute location, which was closed in May, 2001. These facilities provide an apartment style residence, three meals per day, housekeeping, transportation, activities and 24-hour non-medical assistance to elderly residents for a monthly fee. Revenues are received directly from residents, their family or another responsible party. Services are generally not covered by government or private insurance programs, except in North Dakota, where the state government provides limited subsidies. Resident fee income is recognized when services are rendered.

         Use of Estimates:

            Management uses estimates and assumptions in preparing financial statements. Those estimates and assumptions affect the reported amounts of assets and liabilities, and the reported revenues and expenses. Actual results could differ from those estimates.


                                  (Continued)

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

            In accordance with SFAS No. 144, Impairment or Disposal of Long-lived Assets, these long-lived assets are reviewed to determine whether any events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment indicators as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present. If such impairment indicators are present or other factors exist that indicate that the carrying amount of the asset may not be recoverable, the Company determines whether an impairment has occurred through the use of an undiscounted cash flows analysis of assets at the lowest level for which identifiable cash flow exists. If an impairment has occurred, the Company recognizes a loss for the difference between the carrying amount and the estimated value of the asset.

         Investment in Joint Venture:

            The Company has adopted the equity method of accounting for 20% or more owned investee companies. Under this method, the Company's equity in the earnings or losses of these companies is reflected in the Company's earnings.

         Income Taxes:

            Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. The differences relate primarily to the accrual of compensated absences that are not deductible for income tax purposes, stock options and differences between the carrying amounts of the property and equipment for income tax and financial statement purposes. As of September 30, 2003 these differences were not material.

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

NOTE 2.  NOTE RECEIVABLE

         This note was received as part of the proceeds of the sale of the Rock Island, IL facility and is secured by a second mortgage on the property. The note, dated September 11, 2003 bears interest at one percent in excess of the interest rate charged on the first mortgage note. Interest accrues and no payments are required until maturity in 2008. The current interest rate is 6.5%.

NOTE 3.  PROPERTY AND EQUIPMENT

         At June 30, 2003 the Company evaluated all of its assets. The result of this evaluation was a substantial reduction in the carrying values of these assets to reflect their fair values. Only the Company's Port Huron, MI and Dickinson, ND properties were not reduced in value. The property located in Chanute, KS was previously written down to its estimated value in 2002. These properties are classified as property and equipment, net, held for sale in the financial statements. The Port Huron, MI and Dickinson, ND properties were sold subsequent to September 30, 2003.

         Impaired assets to be disposed of by sale consist of the properties located in Beatrice, NE, Fort Madison, IA and Williston, ND. The Williston, ND property was sold subsequent to September 30, 2003.

NOTE 4.  ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

         Accounts payable and accrued liabilities consist of normal and recurring operating liabilities such as trade payables and current real property taxes.

NOTE 5.  VEHICLE LOANS

         During 2002, the Company financed the purchase of an automobile at one of its facilities. The loan is secured by the automobile, bears interest at 3.9%, and requires monthly payments of principal and interest of $392 through January 2005. This loan was assumed by the buyer of the property when it was sold December 31, 2003.

NOTE 6.  NOTE PAYABLE TO OFFICER AND DIRECTOR

         On September 11, 2003 the Company borrowed $150,000 from officer and director Richard J. Westin. The note bears interest at 5% and was repaid with interest on November 5, 2003.

NOTE 7.  NOTES PAYABLE

         Notes payable (in thousands) consist of the following at September 30, 2003:

Notes secured by real estate           $2,616
Tax notes                                  31
                                       ------
   Total notes payable                 $2,647
                                       ======


         By agreement with the holder of the secured notes, the outstanding balance of the notes was reduced by $5,881,000 ($5.39 per share) on September 26, 2003 to an agreed amount of $6,100,000. In addition, all accrued and unpaid interest, which amounted to $1,056,000 ($.97 per share), was forgiven. In two sale transactions that were completed prior to September 30, 2003 proceeds of $3,484,000 were applied to the outstanding balance of the notes. The remaining balance of $2,616,000 was paid subsequent to September 30, 2003 from subsequent sales.

         The tax notes bear interest at 8% per annum. Payments of interest and principal are due semi-annually each January and July in the amount of $5,886 through January, 2004 and each February and August in the amount of $26,638 through February, 2004.

NOTE 8.  TRANSACTIONS WITH AFFILIATES

         The Company contracts with Opus X, Inc. ("OPUS") for the management of its owned and operated properties. OPUS is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 3.75 % of gross income paid monthly. Management fees of $342,962 and $397,404 for the years ended September 30, 2003 and 2002, respectively, are included in the property operating expenses on the statement of operations for services provided by OPUS. At September 30, 2003, accounts payable includes $28,580 owed by the Company to OPUS.

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

         For the years ended September 30, 2003 and 2002, administrative expenses include rent for the Company's headquarters in the amount of $24,000 paid pursuant to the above lease between the Company and the Waterford Company.

         During 1999, the Company entered into a joint venture agreement with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company (see Note 9).

         During 2002, entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, purchased the Company's interests in the joint venture discussed above and in Note 9 and the Cumberland, MD facility (see Note 10).

         During 2003, entities controlled by Richard J. Westin and Jesse A. Pittore purchased the Hastings, NE and Dickinson, ND (see Notes 10 and
         16).

NOTE  9. INVESTMENT IN JOINT VENTURE

         During 1999, the Company entered into an agreement with entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, to jointly develop, build and operate an Alzheimer's facility in Cumberland, MD. The agreement provided, in part, for the Company to contribute land located adjacent to its Cumberland, MD facility upon which the Alzheimer's facility was built. The Westin and Pittore entities funded all of the costs to build, furnish and operate the facility. For its contribution of land, the Company received a 25% ownership interest and 25% of all net income and proceeds from the operation of the facility. This facility began operations in August, 2000.

         The following information (in thousands) summarizes the activity of the joint venture since its inception:

Land contributed to joint venture     $ 130
Distributions net of advances           (40)
Company's share of net income            12
                                      -----
Investment in joint venture           $ 102
                                      =====

         On July 1, 2002, the Company sold its interest in the joint venture to the Westin and Pittore entities for $200,000 in cash for a gain of $98,000.

NOTE  10. GAIN (LOSS) ON SALE OF PROPERTIES

         In September , 2003 the Company sold its facilities in Rock Island, IL and Hastings, NE as follows:

Sales price                                               $ 4,600,000
Credit for repairs                                           (200,000)
Note receivable                                              (400,000)
Costs of sale                                                (169,000)
                                                          -----------
Net proceeds from sale                                    $ 3,831,000
Carrying value of assets sold, net of note receivable       3,455,000
                                                          -----------
Gain on disposition of facilities                         $   376,000
                                                          ===========

         On August 31, 2002, the Company sold its facility located in Cumberland, MD to entities controlled by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company, as follows:

Sales price                                                  $ 3,300,000
Credit for repairs                                              (200,000)
Related party note cancelled                                    (550,000)
Costs of sale                                                     (7,000)
                                                             -----------
Net proceeds from sale                                       $ 2,543,000
Carrying value of assets sold, net of related party note       3,150,000
                                                             -----------
(Loss) on disposition of facility                            $  (607,000)
                                                             ===========

NOTE  11. LOSS FROM WRITE-DOWN OF LONG-LIVED ASSETS

         On August 26, 2002, the Company signed an agreement to sell its property located in Chanute, KS for $275,000 to an unaffiliated buyer. The contract provides for a 5% commission to an unaffiliated broker and was conditional until October 15, 2002. On the basis of this contract, the carrying value of the property of $280,000 was further written down by $25,000. to $255,000.

         At June 30, 2003 the Company evaluated all of its long-lived assets in accordance with SFAS No. 144. As a result of that evaluation the Beatrice, NE, Fort Madison, IA and Williston, ND properties were reduced by $4,136,000 to a fair value of $3,719,000. The Williston, ND property was subsequently sold on December 31, 2003 for its approximate fair value.

NOTE  12. INCOME TAXES

         Income taxes consist of the following:

                                                    2003         2002
                                                  -------      -------
Federal statutory income tax (benefit) at 34%     $ 2,265      $  (232)
State franchise taxes                                   2            4
Valuation allowance change during the period       (2,265)         232
                                                  -------      -------
          Income tax expense                      $     2      $     4
                                                  =======      =======


         As of September 30, 2003, the differences between the basis of assets and liabilities for financial statement and income tax purposes and operating loss that are available to offset future taxable income are not material.

NOTE  13. 401(K) SAVINGS PLAN

         The Company has adopted a Savings Plan effective July 1, 1998 (the "401(k) Plan") that is intended to qualify under Section 401(k) of the Internal Revenue Code. After completing twelve months of service, employees that are at least twenty-one years of age are eligible to participate in the 401(k) Plan by contributing up to 15% of their gross income to the 401(k) Plan subject to Internal Revenue Service restrictions. The Company may make contributions to the 401(k) Plan at the discretion of the Board of Directors, but such contributions are not required. For the years ended September 30, 2003 and 2002, no contributions to the 401(k) Plan were made by the Company.

NOTE  14. EARNINGS (LOSS) PER COMMON SHARE

         In accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, the Company is required to present both basic and diluted earnings (loss) per common share.

         For the year ended September 30, 2003 the weighted average common shares outstanding is 1,091,864 for the calculation of basic earnings per common share. For the year ended September 30, 2002 the weighted average common shares outstanding is 1,000,232 shares for the calculation of basic loss per common share. Diluted earnings or loss per common share is computed on the basis of the weighted average number of common shares outstanding plus the effect, if any, of outstanding stock options using the "treasury stock" method. During 2003 the weighted average number of common shares outstanding for this purpose is 1,108,414. For 2002, the impact of the stock options are anti-dilutive and, accordingly, are not included in the calculation of diluted loss per common share.

                                                 2003        2002
                                                ------      ------
Basic earnings per share

    Income (loss) from operations               $ 5.54      $(.70)

    (Loss) on discontinued operations           $(3.39)     $(.22)

    Net income (loss)                           $ 2.15      $(.92)

Diluted earnings per share

    Income (loss) from continuing operations    $ 5.45      $(.70)

    (Loss) on discontinued operations           $(3.34)     $(.22)

    Net income (loss)                           $ 2.11      $(.92)




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

         Options to purchase up to a total of 237,164 shares of common stock have been granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. On June 1, 2002 the officers and directors exercised their vested options and acquired 187,749 shares of the Company's common stock by executing promissory notes and pledge agreements totaling $204,415. The notes have a term of four years and bear interest at 5%. Details of the options are:

                              Shares     Exercise Price
     Date of Grant            Granted      Per Share         Date Fully Vested
     -------------            -------      ---------         -----------------
   January 1, 1999            166,666      $   1.10          July 1, 1999
   January 1, 1999              1,000          1.00          January 1, 2000
   January 1, 1999             42,750          1.00          January 1, 2003
   April 1, 1999               18,748          1.00          April 1, 2001
   November 10, 1999            5,000          1.00          November 1, 2001
   December 22,1999             3,000          1.00          December 1, 2000
                             --------
   Total                      237,164
   Options ceded              (14,000)         1.00
   Options exercised         (166,666)         1.10
   Options exercised          (21,083)         1.00
                             --------
   Options outstanding         35,415          1.00
                             ========


         The stock of the Company has not been listed for sale on any public exchange. For purposes of accounting for compensation expense arising from the granting of stock options under APB Opinion No. 25, the book value of $5.97 per share on September 30, 1998 has been used in the absence of any other reliable market information. In the case of the 166,666 options which fully vest July 1, 1999, the compensation represented by the difference between the $1.10 exercise price and the $5.97 net book value is being recognized over the 57 months remaining of the terms of the employment contracts of the officers to whom the options were granted. The compensation attributable to the remaining 70,498 options is being recognized over their respective vesting periods. Total compensation for the years ended September 30, 2003 and 2002 under APB Opinion No. 25 was approximately $182,000 and $215,000.

         If the Company had used the fair value based method of accounting for its employee stock incentive plan, as prescribed by SFAS No. 123, stock option compensation cost in the statement of operations for the year ended September 30, 2002 would have decreased by $171,000, resulting in a net loss of $754,000 and the basic loss per common share would have been $0.75. For the year ended September 30, 2003 stock option compensation costs would have decreased by $171,000, resulting in a net income of $2,515,000 and the basic earnings per common share would have been $2.30.

NOTE  16. SUBSEQUENT EVENTS

         On October 9, 2003 the Company sold its Dickinson, ND property to affiliates Richard J. Westin and Jesse A. Pittore.

         On October 10, 2003 the Company sold its Port Huron, MI property to an independent third party.

         On October 28, 2003 the stockholders of the Company voted to approve the liquidation of substantially all of the Company's assets and the dissolution of the Company.

         On December 31, 2003 the Company sold its Williston, ND property to an independent third party.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

      (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

      (b) There has been no change in our internal controls over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      As of September 30, 2003, the directors and executive officers and their respective ages of the Company are as follows:

                          NAME                               AGE                       POSITION
                          ----                               ---                       --------
Richard J. Westin....................................        62      Director, Co-Chairman of the Board, Chief Executive
                                                                     Officer and Secretary
Jesse A. Pittore.....................................        63      Director, Co-Chairman of the Board, President
Robert R. Herrick, M.D...............................        64      Director
James P. Tolley......................................        60      Treasurer and Chief Financial Officer

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

      SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE. Under the securities laws of the United States, the Company's directors, executive officers and any persons holding more than 10% of the Company's Common Stock are required to report their initial ownership of the Company's Common Stock and any subsequent changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and the Company is required to identify in this Annual Report on Form 10-KSB those persons who failed to timely file these reports. Based on a review of the Company's records, all of the filing requirements were satisfied for the fiscal year ended September 30, 2003.

      CODE OF ETHICS. The Company has adopted a code of ethics that applies to its principal executive officer and principal financial officer, or persons performing similar functions. A copy of this code of ethics will be provided free of charge upon request.

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

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM
                                                                                               COMPENSATION
                                                                    ANNUAL COMPENSATION            AWARDS
                                                                    -------------------            ------
                                                                                                SECURITIES
                                                                                                UNDERLYING              ALL OTHER
               NAME AND PRINCIPAL POSITION                YEAR    SALARY            BONUS       OPTIONS/SARS         COMPENSATION(1)
               ---------------------------                ----    ------            -----       ------------         ---------------
Richard J. Westin.....................................    2003    $ 24,000              --           --              $     12,000
   Co-Chairman of the Board and Chief                     2002      24,000              --           --                    12,000
   Executive Officer                                      2001      12,000              --           --                    12,000
Jesse A. Pittore......................................    2003      24,000              --           --                    12,000
   Co-Chairman of the                                     2002      24,000              --           --                    12,000
   Board and President                                    2001      12,000              --           --                    12,000
Robert R. Herrick, M.D................................    2003      16,667              --                                     --
   Director                                               2002       8,332              --                                     --
                                                          2001          --              --        1,000                        --
James P. Tolley.......................................    2003     138,000              --           --                        --
   Chief Financial Officer                                2002     133,500              --           --                        --
                                                          2001     120,000              --           --                        --


(1)   Car and travel allowance of $1,000 per month.

EMPLOYMENT AGREEMENTS

      Each of Messrs. Pittore and Westin have entered into an employment agreement with the Company dated as of September 30, 1998. Each of the employment agreements provide that from October 1, 1998 through September 30, 2001, each shall be paid a salary at the annual rate of $12,000. The employment agreements further provide that thereafter, the salary to be paid to each shall be in the discretion of the board of directors, but in no case shall such salary be less than $240,000 per year. These contracts expired on September 30, 2001 and were not extended. Beginning in October 2001, Messrs. Pittore and Westin have each been paid an annual salary of $24,000, and each has waived payment of the remaining portion of their salaries in an effort to conserve the Company's cash.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table shows as of December 15, 2003 (i) the beneficial owners of more than 5% of the outstanding Common Stock of the Company and their holdings and (ii) the number of shares held by each director and each executive officer listed in the table under the section titled "Executive Compensation" below and all directors and executive officers as group, as reported by each person. Except as noted, each person has sole voting and investment power over shares indicated in the table.

                                                  AMOUNT AND NATURE OF COMMON
                                                   STOCK BENEFICIALLY OWNED
                                                   ------------------------
                                                   NUMBER OF        PERCENT
  COMMON STOCK HOLDER                              SHARES         OF CLASS
  -------------------                               ------         --------
DIRECTORS AND OTHER EXECUTIVE OFFICERS
Jesse A. Pittore ..............................     173,869          16.6
Richard J. Westin .............................     173,869          16.6
Robert Herrick, M.D ...........................       4,131             *
James P. Tolley ...............................      28,850(1)        2.8
Directors and Officers as a Group (4 persons) .     380,719          36.3


----------
*     Less than 1%

(1) Includes 2,917 shares that Mr. Tolley could acquire by exercising options within 60 days of December 31, 2003.

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

      Options to purchase up to a total of 237,164 shares of common stock have been granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. On June 1, 2002 the officers and directors exercised their vested options and acquired 187,749 shares of the Company's common stock by executing promissory notes and pledge agreements totaling $204,415. The notes have a term of four years and bear interest at 5%. Details of the options are:



                                      Shares              Exercise Price
     Date of Grant                    Granted                Per Share              Date Fully Vested
     -------------                    -------                ---------              -----------------
January 1, 1999                         166,666                  $1.10               July 1, 1999
January 1, 1999                           1,000                   1.00               January 1, 2000
January 1, 1999                          42,750                   1.00               January 1, 2003
April 1, 1999                            18,748                   1.00               April 1, 2001
November 10, 1999                         5,000                   1.00               November 1, 2001
December 22,1999                          3,000                   1.00               December 1, 2000
                                        -------
Total                                   237,164
Options ceded                           (14,000)                  1.00
Options exercised                      (166,666)                  1.10
Options exercised                       (21,083)                  1.00
                                        -------
Options outstanding                      35,415                   1.00
                                        =======

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Evergreen, which is jointly owned by Messrs. Westin and Pittore, managed all of the Company's properties under management agreements that were substantially amended pursuant to the Plan of Reorganization through the month of May, 2001. The Company and Evergreen entered into individual contracts for each of the facilities owned by the Company. Each management contract's initial term is three years, and Evergreen has the option to extend each management contract for an additional three year term. The management fee paid pursuant to each management contract is based on a percentage of gross revenues of the property, with the contract management fee being 4.5% prior to October 1, 2001 and 3.75% thereafter. The existing contracts were assigned to Opus X, Inc., also an affiliate of Westin and Pittore on June 1, 2001. The following table sets forth the management fees earned by Evergreen and Opus for each property for the years ended September 30, 2003 and 2002.

                                                                            MANAGEMENT FEES
                                                                         ---------------------
      FACILITY LOCATION (DATE SOLD)                                        2003         2002
      -----------------------------                                        ----         ----
Rock Island, Illinois (September 11, 2003)                               $ 45,107     $ 48,895
Fort Madison, Iowa                                                         50,377       53,903
Cumberland, Maryland (August 28, 2002)                                        -0-       58,871
Port Huron, Michigan (October 10, 2003)                                    33,113       37,320
Beatrice, Nebraska                                                         35,279       34,416
Hastings, Nebraska(September 23, 2003)                                     63,029       51,346
Dickinson, North Dakota(October 9, 2003)                                   59,771       56,286
Williston, North Dakota (December 31, 2003)                                56,286       56,367
                                                                         --------     --------
            Total                                                        $342,962     $397,404

      The Company leases its headquarters in Berkeley, California from The Waterford Company, which is owned by members of Mr. Westin's family, for $24,000 per year and on terms and conditions that the Company's believes are at or more favorable than prevailing market rates. See Item 2 -- "Description of Property."

      On September 23, 2003 the Company sold its property located in Hastings, NE to entities controlled by Richard J. Westin and Jesse A. Pittore. The purchase price was paid by a combination of cash and the cancellation of 40,617 shares of Agemark Common Stock at an estimated liquidation value of $4.20 per share.

      On October 9, 2003 the Company sold its property located in Dickinson, ND to entities controlled by Richard J. Westin and Jesse A. Pittore. The purchase price was paid by a combination of cash and the cancellation of approximately 149,000 shares of Agemark Common Stock at an estimated liquidation value of $4.20 per share.

      As indicated above, the purchasers in two of the transactions are affiliates of the Company. Both Richard J. Westin and Jesse A. Pittore are officers and directors of the Company. Their offers for these property interests were tested in an auction process that took place during the month of August, 2003. The auction was advertised in the national edition of the Wall Street Journal and regional newspapers . These advertisements produced approximately 10 responses for additional information. Each of the respondents to the advertisements was sent additional information regarding the property and the auction process. No further interest in either property was expressed by any of these respondents. None of the respondents pursued the auction further by visiting the property or bidding on the property. The auction was held on August 31, 2003. The only bids made on the property were those by Messrs Westin and Pittore.

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

          14.1          Code of Ethics

          24            Power of Attorney (see page 42)

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

** Incorporated by reference to Amendment No. 1 to Form 10-SB filed on September 17, 1999.

***   Incorporated by reference to Report on Form 8-K filed on September 13,
      2002

      (b) Reports on Form 8-K.: September 13, 2002 Reporting the Sale of Cumberland, MD Property Interests

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      During fiscal years 2003 and 2002 Timpson Garcia, the Company's independent auditor, billed the Company the fees set forth below:

Service                2003       2002
Audit fees             24,363     22,963
Audit related fees     -0-        -0-
Tax fees               -0-        -0-
All other fees         -0-        -0-


                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

      Date: January 12, 2004

AGEMARK CORPORATION                             AGEMARK CORPORATION



By  /s/ Richard J. Westin                  By      /s/ James P. Tolley
   -------------------------                  ------------------------
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

            Signature                                         Title                                         Date

     /s/ Richard J. Westin             Chief Executive Officer and Director                         January 12, 2004
---------------------------------      (Principal Executive Officer)
          Richard J. Westin


      /s/ James P. Tolley              Chief Financial Officer (Principal                           January 12, 2004
---------------------------------       Financial Officer and
           James P. Tolley             Principal Accounting Officer)

     /s/ Jesse A. Pittore              President and Director                                       January 12, 2004
---------------------------------
          Jesse A. Pittore

     /s/ Robert R. Herrick             Director                                                     January 12, 2004
---------------------------------
       Robert R. Herrick, M.D.

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

          14.1          Code of Ethics

          24            Power of Attorney (see page 42)

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