Form 10QSB
period 2003-12-31
AGEMARK CORP
filed 2004-02-17
CIK 1077641

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

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
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by court. Yes   X    No
                                                                -----     -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on December 30, 2003 was 909,203.

         Transitional Small Business Disclosure Format (check one):
Yes         No   X
    -----      -----

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements..........................................................................   3

ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........   7

ITEM 3.   Controls and Procedures.......................................................................   7

PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K..............................................................   8

SIGNATURES .............................................................................................   9

EXHIBIT INDEX ..........................................................................................  10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               AGEMARK CORPORATION

                STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                               December 31, 2003

                                 (In thousands)

                     ASSETS
Cash and cash equivalents                               $2,523
Note receivable                                            406
Stock notes receivable from officers and directors         122
Property and equipment held for sale                       188
Impaired assets to be disposed of by sale                1,412
Other assets                                               110
                                                        ------

                                                        $4,761
                                                        ------



                     LIABILITIES

Accounts payable and accrued liabilities                $  261
Tax notes payable                                            5
                                                        ------

                                                        $  266
                                                        ------



                Net assets in liquidation               $4,495
                                                        ======


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                       STATEMENT OF LIQUIDATING ACTIVITIES

                      Three Months Ended December 31, 2003

                                 (In thousands)

Sources of additional cash
     Property operations, net                                                   $   102


Additional uses of cash
     Payment of overhead expenses                                                   182
                                                                                -------


                (Decrease) in net assets in liquidation before adjustments      $   (80)


Beginning net assets at September 30, 2003                                        4,891


Adjustment of beginning net assets
     Interest accrued on notes receivable                                            22
     Write-down of home office equipment                                            (12)
     Carrying value of assets sold, net of liabilities settled                     (326)
                                                                                -------



                Ending net assets in liquidation                                $ 4,495
                                                                                =======



See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.  BASIS OF PRESENTATION

         Effective October 28, 2003, the Company received an affirmative vote of its shareholders to liquidate and dissolve. Accordingly, it has revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation. The effect of the revaluation is included in the statement of liquidating activities.
         It is not presently determinable whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors will agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. Differences between the revalued amounts and actual cash transactions will be reported when they are known. The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         These statements reflect all adjustments, consisting of normal recurring adjustments which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended September 30, 2003.

NOTE 2.  TRANSACTIONS WITH AFFILIATES

         The Company has contracted with Opus X, Inc.("Opus") for the management of its properties. Opus is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 5% of gross income. For the three months ended December 31, 2003 management fees of $48,345 are included in the property operations on the statement of liquidating activities for services provided by Opus. At December 31, 2003, accounts payable includes $16,042 owed by the Company to Opus.

         For the three months ended December 31, 2003 the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease renews automatically unless terminated by either party. The lessee is responsible for limited maintenance and repair expenses and all utilities. The Waterford Company is responsible for major repairs, real estate taxes and debt service.

         On October 9, 2003 the Company sold its Dickinson, ND property to affiliates Richard Westin and Jesse Pittore. A portion of the purchase price was paid by the liquidation of 149,000 shares of the Company's stock valued at $628,000.

NOTE 3.  DISPOSITION OF PROPERTIES

         The sales price of the Dickinson, ND property was $2,350,000 (see note 2). On October 10, 2003 the Company sold its Port Huron,
         MI property to an independent third party for $1,325,000.
         On December 31, 2003 the Company sold its Williston, ND property to an independent third party for $2,400,000.

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

                                   Shares            Exercise Price
      Date of Grant               Granted              Per Share         Date Fully Vested
     ---------------              -------            ---------------     -----------------
     January 1, 1999                 166,666             $1.10           July 1, 1999
     January 1, 1999                   1,000              1.00           January 1, 2000
     January 1, 1999                  42,750              1.00           January 1, 2003
     April 1, 1999                    18,748              1.00           April 1, 2001
     November 10, 1999                 5,000              1.00           November 1, 2001
     December 22,1999                  3,000              1.00           December 1, 2000
                                    --------
                Total                237,164
        Options ceded                (14,000)             1.00
    Options exercised               (166,666)             1.10
    Options exercised                (21,083)             1.00
                                    --------
  Options outstanding                 35,415              1.00
                                    ========


         All compensation expense relating to these options has been previously recognized in operating statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2003

         The Company is in the process of liquidating its properties and dissolving. Consequently, its only operations are those resulting from the incidental results of operating its two remaining open properties and holding its one remaining closed property while they are offered for sale. Therefore, comparisons with operations in prior periods are not meaningful. Overhead expenses for the three months ended December 31, 2003 consisted primarily of salaries and benefits, and legal, accounting, printing and postage costs relating to the proxy solicitation in October, 2003. These expenses are expected to be substantially lower or non-recurring in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Company is in the process of liquidation. It is anticipated that this process will be complete before the end of calendar year 2004. Results to date indicate a final liquidation value of between $4 and $5 per share based on estimated values for the remainder of the Company's real estate assets.

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

                           PART II- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits.

      Exhibit No.          Description
      -----------          -----------
          31.1             Section 302 Certification of Chief Executive Officer
          31.2             Section 302 Certification of Chief Financial Officer
          32.1             Section 906 Certification of Chief Executive Officer
          32.2             Section 906 Certification of Chief Financial Officer

         (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended December 31, 2003

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AGEMARK CORPORATION

February 17, 2004                                /s/ RICHARD J. WESTIN
                                        ---------------------------------------
                                                  Richard J. Westin,
                                               Chief Executive Officer

February 17, 2004                              /s/ JAMES P. TOLLEY
                                        ---------------------------------------
                                                   James P. Tolley,
                                              Chief Financial Officer and
                                               Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION

      Exhibit No.          Description
      -----------          -----------
          31.1             Section 302 Certification of Chief Executive Officer
          31.2             Section 302 Certification of Chief Financial Officer
          32.1             Section 906 Certification of Chief Executive Officer
          32.2             Section 906 Certification of Chief Financial Officer