Form 10QSB
period 2004-03-31
AGEMARK CORP
filed 2004-05-17
CIK 1077641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on March 31, 2004 was 966,918.

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

ITEM 2.           Management's Discussion and Analysis of Financial Condition and Results of Operations......... 7

ITEM 3.           Controls and Procedures....................................................................... 7

PART II. OTHER INFORMATION

ITEM 6.           Exhibits and Reports on Form 8-K.............................................................. 8

SIGNATURES ..................................................................................................... 9

EXHIBIT INDEX ..................................................................................................10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AGEMARK CORPORATION

                STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                                 MARCH 31, 2004

                                 (In thousands)

                                     ASSETS

Cash and cash equivalents                                           $2,300
Note receivable                                                        411
Stock notes receivable from officers and directors                     123
Property and equipment held for sale                                   188
Impaired assets to be disposed of by sale                            1,412
Other assets                                                           285
                                                                    ------
                                                                    $4,719
                                                                    ------
                                   LIABILITIES
Accounts payable and accrued liabilities                            $  257
                                                                    ------
                                                                    $  257
                                                                    ------
                      Net assets in liquidation                     $4,462
                                                                    ======

See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                       STATEMENT OF LIQUIDATING ACTIVITIES

                    Three and Six Months Ended March 31, 2004

                                 (In thousands)

                                                                                    Three Months            Six Months
                                                                                       Ended                  Ended
                                                                                   March 31, 2004         March 31, 2004
                                                                                   --------------         --------------
Sources of additional cash
     Property operations, net                                                          $   (25)               $    77
Additional uses of cash
     Payment of overhead expenses                                                           57                    239
                                                                                       -------                -------
              (Decrease) in net assets in liquidation before adjustments               $   (82)               $  (162)
Net assets in liquidation, beginning of period                                           4,495                  4,891
Adjustment of beginning net assets
     Interest accrued on notes receivable                                                   13                     35
     Write-down of home office equipment                                                                          (12)
     Increase in other assets                                                               36                     36
     Carrying value of assets sold, net of liabilities settled                                                   (326)
                                                                                       -------                -------
              Net assets in liquidation, end of period                                   4,462                $ 4,462
                                                                                       =======                =======

See accompanying notes to financial statements.

                               AGEMARK CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1.     BASIS OF PRESENTATION

            Effective October 28, 2003, the Company received an affirmative vote of its shareholders to liquidate and dissolve. Accordingly, it has revalued its assets and liabilities to the amounts expected to be collected and paid during the liquidation. The effect of the revaluation is included in the statement of liquidating activities as "Other expenses". It is not presently determinable whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors will agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements. Differences between the revalued amounts and actual cash transactions will be reported in the year they can be estimated. The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

NOTE 2.     TRANSACTIONS WITH AFFILIATES

            The Company has contracted with Opus X, Inc.("Opus") for the management of its properties. Opus is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 5% of gross income. For the three and six months ended March 31, 2004 management fees of $29,612 and $77,957, respectively, are included in the property operations on the statement of liquidating activities for services provided by Opus. At March 31, 2004, accounts payable includes $9,500 owed by the Company to Opus.

            For the three months ended March 31, 2004 the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease was terminated by the parties on December 31, 2003.

            On October 9, 2003 the Company sold its Dickinson, ND property to affiliates Richard Westin and Jesse Pittore. A portion of the purchase price was paid by the liquidation of 149,000 shares of the Company's stock valued at $628,000.

NOTE 3.     DISPOSITION OF PROPERTIES

            The sales price of the Dickinson, ND property was $2,350,000. On October 10, 2003 the Company sold its Port Huron, MI property to an independent third party for 1.325,000. On December 31, 2003 the Company sold its Williston, ND property to an independent third party for $2,400,000.

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

            Options to purchase up to a total of 237,164 shares of common stock have been granted at exercise prices ranging from $1.00 to $1.10 per share to the officers, directors and employees of the Company. On June 1, 2002 the officers and directors exercised their vested options and acquired 187,749 shares of the Company's common stock by executing promissory notes and pledge agreements totaling $204,415. The notes have a term of four years and bear interest at 5%. On March 31, 2004 the remaining 35,415 $1.00 options were exercised. Details of the options are:

                                   Shares             Exercise Price
Date of Grant                     Granted               Per Share             Date Fully Vested
-------------                     -------               ---------             -----------------
January 1, 1999                    166,666                $1.10               July 1, 1999
January 1, 1999                      1,000                 1.00               January 1, 2000
January 1, 1999                     42,750                 1.00               January 1, 2003
April 1, 1999                       18,748                 1.00               April 1, 2001
November 10, 1999                    5,000                 1.00               November 1, 2001
December 22,1999                     3,000                 1.00               December 1, 2000
                                  --------
Total                              237,164
Options ceded                      (14,000)                1.00
Options exercised                 (166,666)                1.10
Options exercised                  (56,498)                1.00
                                  --------
Options outstanding                    -0-
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

RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED MARCH 31, 2004

      The Company is in the process of liquidating its properties and dissolving. Consequently, its only operations are those resulting from the incidental results of operating its two remaining open properties and holding its one remaining closed property while they are offered for sale. Therefore, comparisons with operations in prior periods are not meaningful. Overhead expenses for the three and six months ended March 31, 2004 consisted primarily of salaries and benefits, and legal, accounting, printing and postage costs relating to the proxy solicitation in October, 2003. These expenses are expected to be substantially lower or non-recurring in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

      The Company is in the process of liquidation. It is anticipated that this process will be complete before the end of calendar year 2004. Results to date indicate a final liquidation value of between $4 and $5 per share based on estimated values for the remainder of the Company's real estate assets. The Company intends to make a partial liquidating distribution prior to May 31, 2004 of $2 per outstanding share

ITEM 3.     CONTROLS AND PROCEDURES

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

      (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  AGEMARK CORPORATION


May 17, 2004                                      /s/ RICHARD J. WESTIN
                                                  ---------------------
                                                   Richard J. Westin,
                                                 Chief Executive Officer


May 17, 2004                                       /s/ JAMES P. TOLLEY
                                                   -------------------
                                                    James P. Tolley,
                                              Chief Financial Officer and
                                                Chief Accounting Officer

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