Form 10QSB
period 2004-06-30
AGEMARK CORP
filed 2004-08-16
CIK 1077641

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


      (MARK ONE)

         [ X ]          QUARTERLY REPORT PURSUANT TO SECTION 13
                     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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
             ----    ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by court. Yes  X   No
                                                   ----    ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: The number of shares of Common Stock, $.001 par value per share, outstanding on June 30, 2004 was 975,302

      Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ----   ----

                                TABLE OF CONTENTS

                                                                                                         PAGE
                                                                                                         ----
PART I.  FINANCIAL INFORMATION

ITEM 1      Financial Statements                                                                           3

ITEM 2      Management's Discussion and Analysis of Financial Condition and Results of Operations          7

ITEM 3      Controls and Procedures                                                                        7

PART II.  OTHER INFORMATION

ITEM 6      Exhibits and Reports on Form 8-K                                                               8

SIGNATURES                                                                                                 9

EXHIBIT INDEX                                                                                             10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                               AGEMARK CORPORATION

                STATEMENT OF NET ASSETS AVAILABLE FOR LIQUIDATION

                                        JUNE 30, 2004

                                 (In thousands)




                                     ASSETS
Cash and cash equivalents                                             $    218
Note receivable                                                            416
Stock notes receivable from officers and directors                         112
Property and equipment held for sale                                       188
Impaired assets to be disposed of by sale                                1,412
Other assets                                                               290
                                                                      --------

                                                                      $  2,636
                                                                      --------


                                   LIABILITIES

Accounts payable and accrued liabilities                              $    206
                                                                      --------

                                                                      $    206
                                                                      --------


                      Net assets in liquidation                       $  2,430
                                                                      ========


See accompanying notes to financial statements.

                               AGEMARK CORPORATION

                       STATEMENT OF LIQUIDATING ACTIVITIES

                    Three and Six Months Ended June 30, 2004

                                 (In thousands)

                                                                         Three Months       Nine Months
                                                                             Ended             Ended
                                                                        June 30, 2004      June 30, 2004
                                                                        -------------      -------------
Sources of additional cash
     Property operations, net                                              $    (6)           $    71


Additional uses of cash
     Payment of partial liquidating dividend                                 1,951              1,951
     Payment of overhead expenses                                               80                319
                                                                           -------            -------

              (Decrease) in net assets in liquidation before adjustments   $(2,037)           $(2,199)


Net assets in liquidation, beginning of period                               4,462              4,891


Adjustment of beginning net assets
     Interest accrued on notes receivable                                        5                 40
     Write-down of home office equipment                                                          (12)
     Increase in other assets                                                    5                 41
     Carrying value of assets sold, net of liabilities settled                  (5)              (331)
                                                                           -------            -------


               Net assets in liquidation, end of period                    $ 2,430            $ 2,430
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

NOTE 2. TRANSACTIONS WITH AFFILIATES

      The Company has contracted with Opus X, Inc.("Opus") for the management of its properties. Opus is co-owned by Richard J. Westin and Jesse A. Pittore, directors and officers of the Company. Compensation for these management services is 5% of gross income. For the three and nine months ended June 30, 2004 management fees of $29,184 and $88,238, respectively, are included in the property operations on the statement of liquidating activities for services provided by Opus. At June 30, 2004, accounts payable includes $9,500 owed by the Company to Opus.

      For the nine months ended June 30, 2004 the Company paid rent for the Company's headquarters in Berkeley, CA in the amount of $6,000 pursuant to a lease between the Company and the Waterford Company, which is owned by members of Richard J. Westin's family. The lease is for a one-year term starting October 1, 1998 at a rent of $2,000 per month. The lease was terminated by the parties on December 31, 2003.

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


                                      Shares         Exercise Price
       Date of Grant                 Granted           Per Share         Date Fully Vested
   ---------------------            --------         --------------      -----------------
        January 1, 1999              166,666             $1.10           July 1, 1999
        January 1, 1999                1,000              1.00           January 1, 2000
        January 1, 1999               42,750              1.00           January 1, 2003
          April 1, 1999               18,748              1.00           April 1, 2001
      November 10, 1999                5,000              1.00           November 1, 2001
       December 22,1999                3,000              1.00           December 1, 2000
                                    --------
                  Total              237,164
          Options ceded              (14,000)             1.00
      Options exercised             (166,666)             1.10
      Options exercised              (56,498)             1.00
                                    --------

  Options outstanding                     -0-
                                    =========



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

RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED JUNE 30, 2004

      The Company is in the process of liquidating its properties and dissolving. Consequently, its only operations are those resulting from the incidental results of operating its two remaining open properties and holding its one remaining closed property while they are offered for sale. Therefore, comparisons with operations in prior periods are not meaningful. Overhead expenses for the three and nine months ended June 30, 2004 consisted primarily of salaries and benefits, and legal, accounting, printing and postage costs relating to the proxy solicitation in October, 2003, and corporate alternative minimum taxes These expenses are expected to be substantially lower or non-recurring in subsequent periods.

LIQUIDITY AND CAPITAL RESOURCES

      The Company is in the process of liquidation. It is anticipated that this process will be complete before the end of calendar year 2004. On May 21, 2004 the Company made a partial liquidating dividend totaling $1,950,604 calculated at $2 per outstanding share. Results to date indicate a remaining liquidation value of between $2 and $3 per share based on estimated values for the remainder of the Company's real estate assets.

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

There were no significant changes to our internal controls during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

      (a) Exhibits.

      Exhibit No.          Description
      -----------          ----------------------------------------------------
          31.1             Section 302 Certification of Chief Executive Officer
          31.2             Section 302 Certification of Chief Financial Officer
          32.1             Section 906 Certification of Chief Executive Officer
          32.2             Section 906 Certification of Chief Financial Officer

      (b) Reports on Form 8-K. The Registrant filed no reports on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              AGEMARK CORPORATION



August 16, 2004                                      /s/ RICHARD J. WESTIN
                                              ----------------------------------
                                                      Richard J. Westin,
                                                    Chief Executive Officer



August 16, 2004                                       /s/ JAMES P. TOLLEY
                                              ----------------------------------
                                                       James P. Tolley,
                                                  Chief Financial Officer and
                                                     Chief Accounting Officer

                                  EXHIBIT INDEX

                       TO QUARTERLY REPORT ON FORM 10-QSB

                             FOR AGEMARK CORPORATION



      Exhibit No.          Description
      -----------          ----------------------------------------------------
          31.1             Section 302 Certification of Chief Executive Officer
          31.2             Section 302 Certification of Chief Financial Officer
          32.1             Section 906 Certification of Chief Executive Officer
          32.2             Section 906 Certification of Chief Financial Officer